Form 10-Q
period 1999-09-30
RESOURCEPHOENIX COM
filed 1999-11-23
CIK 1092325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ------------

                                    FORM 10-Q

  X   QUARTERLY  REPORT UNDER  SECTION 13  OR 15(d)  OF THE  SECURITIES EXCHANGE
----- ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

         For the transition period from ______________ to______________.

                         Commission file number 000-27449
                                                ---------

                               RESOURCEPHOENIX.COM
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     52-2190830
--------------------------------              ----------------------------------
       State of Jurisdiction                  I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California                   94901-5527
--------------------------------------------------------------------------------
   Address of Principal Executive Offices                        Zip Code

       Registrant's telephone number, including area code: (415) 485-4500
                                                           --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing preceding requirements for the past 90 days.

                                Yes        No   X
                                    -----     -----

The number of shares outstanding of the Registrant's Common Stock as of November 19, 1999 was 11,200,000.

                       RESOURCEPHOENIX.COM AND SUBSIDIARY


          FORM 10-Q - For the Quarterly Period Ended September 30, 1999


                                      INDEX


Part I.  Financial Information                                              Page


         Item 1.      Unaudited Condensed Financial Statements

              a)  Condensed Balance Sheets - September 30, 1999 and
                  December 31, 1998...........................................3

              b)  Condensed Statements of Operations - Three and Nine Months
                  Ended September 30, 1999 and 1998...........................4

              c)  Condensed Statement of Changes in Stockholders'
                  Equity - Year Ended December 31, 1998
                  and Nine Months Ended September 30, 1999....................5

              d)  Condensed Statements of Cash Flows - Nine Months
                  Ended September 30, 1999 and 1998...........................6

              e)  Notes to Condensed Financial Statements.....................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..........12



Part II. Other Information

         Item 1.      Legal Proceedings......................................27

         Item 2.      Change in Securities...................................27

         Item 3.      Defaults Upon Senior Securities........................28

         Item 4.      Submission of Matters to a Vote of Securities Holders..28

         Item 5.      Other Information......................................28

         Item 6.      Exhibits and Reports on Form 8-K.......................28

         Signature    .......................................................29

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                            ------------------------
                       RESOURCEPHOENIX.COM AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                                   September 30,
                                                      December 31,     1999
                                                          1998      (Unaudited)
                                                      ------------ -------------

                                     ASSETS

Current Assets:
     Cash and cash equivalents                         $    503      $     37
     Accounts receivable, net of allowance of $56 at
       September 30, 1999 and $8 at December 31, 1998       419           846
     Receivable from affiliates                             182           241
     Prepaid expenses and other current assets               20           245
                                                       --------      --------
       Total current assets                               1,124         1,369
     Property and equipment, at cost, net of
       accumulated depreciation                             694         2,637
     Other assets                                             4           465
                                                       --------      --------
       Total assets                                    $  1,822      $  4,471
                                                       ========      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued liabilities          $  1,195      $  1,738
     Deferred revenue                                       627           693
     Payable to Shareholder                                --           5,232
                                                       --------      --------
       Total current liabilities                          1,822         7,663
Commitment and Contingencies
Stockholder's Equity:
     Preferred stock                                       --             --
     Class A common stock                                  --              43
     Class B common stock                                 6,397        10,913
       Accumulated deficit                               (6,397)      (14,148)
                                                       --------      --------
       Total stockholder's equity                          --          (3,192)
                                                       --------      --------
       Total liabilities and stockholder's equity      $  1,822      $  4,471
                                                       ========      ========

        The accompanying notes are an integral part of these statements.

                       RESOURCEPHOENIX.COM AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                          Three months ended          Nine months ended
                                             September 30,              September 30,
                                      -------------------------   -------------------------
                                          1998           1999         1998          1999
                                      -----------   -----------   -----------   -----------

Revenue:
     Contract service revenue         $       577   $       984   $     1,822   $     2,739
     Contract service revenue -
       affiliate                              589           800         1,623         1,713
     Software revenue                        --             521            39         2,019
                                      -----------   -----------   -----------   -----------
       Total revenue                        1,166         2,305         3,484         6,471
Operating expenses:
     Cost of providing services             1,040         1,423         3,388         3,829
     Cost of providing software
       revenue                                210           231           238           633
     General and administrative               489         1,470         1,156         2,469
     Research and development                 588         1,022         1,255         2,373
     Client acquisition                       262         1,384           615         2,473
     Stock-related compensation              --          (3,335)         --           1,956
     Depreciation and amortization             80           251           221           479
                                      -----------   -----------   -----------   -----------
       Total operating expenses             2,669         2,446         6,873        14,212
                                      -----------   -----------   -----------   -----------
Loss from operations                       (1,503)         (141)       (3,389)       (7,741)
Other income (expense)                         51           (23)            6           (10)
                                      -----------   -----------   -----------   -----------
Net loss                              $    (1,452)  $      (164)  $    (3,383)  $    (7,751)
                                      ===========   ===========   ===========   ===========

Basic and diluted net loss per share  $     (0.20)  $     (0.02)  $     (0.47)  $     (1.08)
Shares used in computing basic and
     diluted net loss per share         7,200,000     7,200,000     7,200,000     7,200,000


        The accompanying notes are an integral part of these statements.

                       RESOURCEPHOENIX.COM AND SUBSIDIARY
                       CONDENSED CONSOLIDATED STATEMENT OF
                         CHANGES IN STOCKHOLDER'S EQUITY
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                             Class A                  Class B                   Total
                                             Common                   Common       Accum-       Stock-
                                              Stock                    Stock       ulated       holders'
                                Shares        Amount      Shares       Amount      Deficit      Equity
                                ------        ------      ------       ------      -------      ------

Balance at December 31, 1998               $     --         1,000   $    6,397   $   (6,397)  $        0
Net loss                                                     --           --         (7,751)      (7,751)
Capital contribution from
     stockholder                                             --          3,603         --          3,603
Cancellation of stock                                      (1,000)        --           --           --
Issuance of Class B common
     stock                                              7,200,000         --           --           --
Dividend                                                     --         (1,000)        --         (1,000)
Compensation payable in stock                                --          1,956         --          1,956
Transfer of Class B Stock and
     Issuance of Class A
     common stock                  28,000          43     (28,000)         (43)        --           --
                               ----------  ----------  ----------   ----------   ----------   ----------

Balance at September 30, 1999
     (Unaudited)                   28,000  $       43   7,172,000   $   10,913   $  (14,148)  $   (3,192)
                               ==========  ==========  ==========   ==========   ==========   ==========

        The accompanying notes are an integral part of these statements.

                       RESOURCEPHOENIX.COM AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                              Nine Months Ended
                                                                 September 30,
                                                             ------------------
                                                               1998       1999
                                                             -------    -------

Operating Activities
     Net loss                                                $(3,383)   $(7,751)
     Adjustments to reconcile net loss to net cash
         used in
         operating activities:
         Depreciation and amortization                           221        479
         Stock-related compensation                             --        1,956
         Change in operating assets and liabilities:
         Accounts receivable                                     190       (427)
         Receivable from affiliates                              254        (59)
         Prepaid expenses and other assets                        36       (686)
         Accounts payable and accrued liabilities               (116)       543
         Deferred revenue                                        123         66
                                                             -------    -------
              Net cash used in operating activities           (2,675)    (5,879)
Investing activities
     Purchase of property and equipment                         (175)      (948)
                                                             -------    -------
              Net cash used in investing activities             (175)      (948)
Financing activities
     Proceeds from capital contribution                        2,580      2,129
     Proceeds from note payable to Shareholder                   256      4,232
                                                             -------    -------
              Net cash provided by financing
                activities                                     2,836      6,361

Net increase (decrease) in cash and cash equivalents             (14)      (466)
Cash and cash equivalents, beginning of period                   106        503
                                                             -------    -------
Cash and cash equivalents, end of period                     $    92    $    37
                                                             =======    =======

Supplemental disclosure of non cash financing
     activities
     Contribution of property and equipment from
       affiliate                                             $  --      $ 1,474
     Dividend in the form of a note to shareholder           $  --      $ 1,000


        The accompanying notes are an integral part of these statements.

                       RESOURCEPHOENIX.COM AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

Note 1.    Accounting Policies:

Basis of Presentation

         The financial information of ReSourcePhoenix.com and Subsidiary ("the Company") as of and for the three and nine months ended September 30, 1999 and 1998 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the consolidated financial position at such dates and the operations and cash flows for the periods then ended. Certain prior period amounts have been reclassified to conform to the current period presentation.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The accompanying interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Registration Statement (Form S-1) for the period ended December 31, 1998. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of operating results or performance levels that can be expected for the full fiscal year.

Concentration of Credit Risk

         The Company does not require collateral or other security to support credit sales, but does perform ongoing credit evaluations of its customers' financial condition. The Company provides allowances for bad debts based on historical experience and specific identification, which, to date, have been insignificant.

         For the year ended December 31, 1998, two customers, Phoenix Leasing Incorporated (an affiliate) and GE Capital Aviation Services/PIMC, accounted for 41% and 20% of the Company's net revenues. For the nine months ended September 30, 1999, two customers, PLI and John Hancock accounted for 21% and 22% of the Company's net revenues.

Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities and in June 1999, issued SFAS No. 137, "Accounting for Derivative and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 establishes methods for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. SFAS No. 137 deferred for one year the effective date of SFAS No. 133. SFAS No. 133, as amended, must be adopted for March 31, 2001. Earlier adoption is permitted. Because the Company does not currently hold any derivative instruments and does not currently engage in hedging activities, it expects that the adoption of SFAS No. 133 and No. 137 will not have a material impact on their financial position or results of operations.

Note 2.    Property and Equipment:

         Major classes of property and equipment are as follows (in thousands):

                                                                   September 30,
                                                     December 31,      1999
                                                         1998       (Unaudited)
                                                     ------------  -------------

         Furniture, fixtures and equipment             $   812        $ 3,062
         Software                                          322            494
                                                       -------        -------
                                                         1,134          3,556
         Less accumulated depreciation and
           amortization                                   (440)          (919)
                                                       -------        -------
         Net property and equipment                    $   694        $ 2,637
                                                       =======        =======

         On June 1, 1999, property and equipment in the amount of $1,592,000, less accumulated depreciation of $118,000 was transferred at historical cost from an affiliate to the Company. The Company is continuing to depreciate these assets based on their original useful lives.


Note 3.    Stockholders' Equity

Stock Split

         On September 13, 1999 the Board of Directors approved a 1 to .72 reverse stock split of its $.001 par value Class B common stock. As a result of the stock split, authorized and outstanding common shares decreased by 28%. The rights of the security holders of these securities were not otherwise modified. All references in the financial statements to number of shares and per share amounts of the Company's Class B common stock reflect the effect of the reverse stock split.

         On September  30, 1999,  the majority  shareholder  transferred  28,000 shares of stock to unaffiliated individuals. Per the Company's Amended and Restated Certificate of Incorporation, upon the request for transfer, the 28,000 Class B common stock shares convert to Class A common stock shares.

Preferred Stock

         On August 4, 1999, 5,000,000 shares of undesignated preferred stock were authorized for issuance. The Company's Board of Directors has the authority to issue preferred stock in one or more series and to establish the rights and restrictions granted to or imposed on any unissued shares of preferred stock and to fix the number of shares constituting any series without any further vote or action by the stockholders. The Company's Board has the authority, without approval of the stockholders, to issue preferred stock that has voting and conversion rights superior to the common stock, which could have the effect of delaying or preventing a change in control.


Note 4.    Stock Based Incentive Plans:

         On January 1, 1999, the Company adopted an Incentive Plan ("the Phantom Plan") for its key employees, whereby share appreciation and dividend income rights were granted to such employees by reference to the Company's common shares. Upon exercise of such rights, the employees are required to provide to the Company an amount equal to $2.08 per share. The rights granted under the Phantom Plan vest ratably over four years.

         Additionally, the Phantom Plan contains terms and conditions that provide for its modification. In the event of a sale of the Company, each participant in the Phantom Plan shall receive a pro rata portion of the sale price, less the initial share value, as defined. Participants may also elect, after the end of the first year after the date of the award of such shares, to cash out of the Phantom Plan and receive from the Company an amount equal to two times the pro rata portion of the change in the Company's pre-tax earnings multiplied by the vesting percentage. In the event of an initial public offering, the Company shall issue to each participant a number of shares of the Company's common stock in settlement of the rights then outstanding.

         Compensation expense of $1,956,000 related to the Phantom Plan has been recognized to reflect the cumulative rights vested as of September 30, 1999. This charge increases common stock, as the Company issued shares in its October 14, 1999 initial public offering. For purposes of calculating compensation expense under the Phantom Plan, the Company revised it's estimate of the fair value of the Company's common stock based on the initial public offering price. The revision in estimate resulted in a $3.3 million decrease in stock related compensation expense. This decrease was recorded at September 30, 1999.

         On August 4, 1999, the Company terminated the Phantom Plan, subject to the closing of the Company's initial public offering. All outstanding awards under the Phantom Plan have been terminated and replaced by option grants under the Stock Option Plan (defined below), in each case subject to the closing of the Company's initial public offering.

         On August 4, 1999, the Board of Directors adopted its 1999 Stock Plan ("the Stock Option Plan") pursuant to which a total of 1,260,000 shares of Class A common stock have been reserved for issuance to provide additional incentive to its employees, officers, directors and consultants. Pursuant to the Stock Option Plan, the Company may grant stock options and stock purchase rights to employees, officers, directors and consultants. The Board of Directors granted options to purchase an aggregate of 846,291 shares of Class A common stock at an exercise price of $2.08 per share, subject to the closing of the Company's initial public offering. These grants will vest fully upon the closing of the Company's initial public offering.

         Upon the completion of the initial public offering, the Company will recognize compensation expense in an amount equal to the excess of the fair value of common stock over the exercise price of such options to the extent that such expense exceeds the amounts previously recognized under the Phantom Plan at September 30, 1999. The excess fair market value to be recognized on October 14, 1999 is $3.1 million.


Note 5.    Net Loss Per Share

         Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options and warrants, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities have been excluded from the computation as their effect is antidilutive.

         The Company issued 7,200,000 of its Class B common stock on August 4, 1999 in exchange for all issued and outstanding shares of the Subsidiary (as adjusted to give effect to the Company's 1 to 0.72 reverse stock split on September 14, 1999).

                                               Three months ended            Nine months ended
                                                  September 30,                September 30,
                                            -------------------------   ---------------------------
                                                1998          1999          1998          1999
                                            -----------   -----------   -----------   -------------

Net (loss)                                  $    (1,452)  $      (164)  $    (3,383)  $    (7,751)

Basic and diluted net loss per
     common share                           $     (0.20)  $     (0.02)  $     (0.47)  $     (1.08)
Weighted average number of common
     Shares used for basic and diluted per
     Share amounts                            7,200,000     7,200,000     7,200,000     7,200,000


Note 6.    Commitments and Contingencies:

         The  Company  is  not   currently   involved  in  any  material   legal
proceedings. The Company is not aware of any legal proceedings pending against it.


Note 7.    Related Party Transactions

         The  Company   provides   accounting,   investor   administration   and
information technology services to certain affiliates, wholly owned by the Company's majority stockholder. For the nine months ended September 30, 1999 and 1998 the Company recorded revenue of $1,713,000 and $1,623,000, respectively, for the provision of these services. These services were charged at the fully allocated cost to provide such services.

         On April 1, 1997 the Company also received from the same affiliated company certain employees who performed corporate functions including legal, human relations, facilities, word processing and communications. These employees were transferred back to the affiliate as of January 1, 1998. Effective August 1, 1999, these functions were transferred back to the Company. For the nine months ended September 30, 1999 and 1998 the Company paid the affiliate $657,000 and $336,000 , respectively, for these services, which is included in the Condensed Consolidated Statements of Operations.

         The Company has amounts due from affiliates for services of $241,000 and $182,000 as of September 30, 1999 and December 31, 1998 respectively.

         On August 26, 1999, the Company issued two secured notes payable to its majority shareholder for $1,245,000 and $1,005,000 (which includes $79,000 payable to shareholder at June 30, 1999). On September 12, 1999, the Company declared a dividend of $1,000,000, which was paid in the form of a secured note payable to its majority stockholder. On September 30, 1999 the Company issued a secured note payable to its majority shareholder for $1,927,000. All four notes bear interest at a rate of 9% per annum and accrued interest at September 30, 1999 of $24,000 is included in the notes payable balance. Also on September 30, 1999, the Company issued a secured note payable to its majority shareholder for $549,000. $518,000 of the note was used by the majority shareholder to partially offset amounts owed to the Company for fees by affiliates which are wholly owned by the majority shareholder. The net proceeds of the notes were used to fund the operations of the Company.


Note 8.    Profit Sharing:

         The Company has a profit sharing plan covering substantially all employees who meet certain age and service requirements. Contributions to the plan by the Company are made at the discretion of the Board of Directors. The profit sharing expense was $141,000 and $84,000 for the nine months ended September 30, 1999 and 1998, respectively.

Note 9.    Subsequent Event:

         On October 14, 1999, the Company commenced an initial public offering of its Class A common stock. The offering consisted of 4,000,000 shares of Class A common stock issued to the public at $8.00 per share. On October 19, 1999 the Company closed its initial public offering, which resulted in net proceeds to the Company, before expenses, of $29,760,000.

         On October 6 and October 13, 1999 the Company issued two secured notes payable to its majority shareholder for $700,000 each. Both notes bear interest at a rate of 9% per annum. The proceeds were used to fund the operations of the Company. On October 20, 1999 the Company paid notes payable totaling $6,631,000 to its majority shareholder, including accrued interest of $54,200, using proceeds from the initial public offering.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with our financial statements and the notes appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements. Our actual results may differ materially from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include those discussed in "Factors that May Affect Future Results" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         ReSourcePhoenix.com provides outsourced financial and management reporting, accounting management, transaction processing and record keeping services. We allow our clients to focus on their core businesses by outsourcing the infrastructure and operations of these critical back-office functions.

         Our operating subsidiary, ReSource/Phoenix, Inc., commenced operations on January 1, 1997. Before this time, we operated as part of Phoenix Leasing Incorporated, a sponsor and syndicator of publicly-traded limited partnerships, for more than 25 years. In August 1999, we reorganized into a holding company structure. As a result, we currently conduct all of our operations through our wholly-owned subsidiary ReSource/Phoenix, Inc.

         We introduced our S.T.A.R. and our original ReFOCOS services in 1993. Using our S.T.A.R. service, we perform a variety of investor relations functions for sponsors of limited partnerships and real estate investment trusts. Using our original ReFOCOS service, we perform a wide variety of accounting, finance, transaction processing and other related services for our clients. Our S.T.A.R. and original ReFOCOS services are based on point-to-point client-server technology.

         In March 1999, we began licensing our M.A.R.S. software, which is a sales force automation application aimed at the mutual fund and variable annuity industries. All of our software clients have entered into annual software maintenance and support contracts. The first of these contracts comes up for renewal in the second quarter of 2000.

         We introduced our Web-enabled ReFOCOS service and our hosted M.A.R.S. service in November 1998 and August 1999, respectively. Our Web-enabled ReFOCOS service is similar to our original ReFOCOS service, except that clients can now access the service over the Internet. We have recently completed the implementation of our first hosted M.A.R.S. client. Our M.A.R.S. service offerings include a hosted software service in which we install and maintain the M.A.R.S. software in our data operations center for our clients.

         As of September 30, 1999, all but one of our ReFOCOS clients, who collectively generated approximately 43% of our revenues for the nine months ended September 30, 1999, could access our service using the Internet. The remainder of our service clients, who collectively generated 26% of revenues for the nine months ended September 30, 1999, access our service using non-Internet communications. During the same period, we derived approximately 31% of our revenues from software, including license fees and related services. Moving forward, however, we expect that software revenues will decline as a percentage of revenues as we add clients for our hosted M.A.R.S. service and as we devote greater resources to our other outsourced business services.

         We will record aggregate negative compensation expense of approximately $3,052,000 in the fourth quarter of 1999 in connection with the grant of stock options to some of our officers and employees. The entire amount will be recognized as the effective time of our initial public offering.

         Contract service revenue. We derive contract service revenue from fees to provide monthly information technology, accounting, finance and transaction processing for both ReFOCOS and S.T.A.R. clients and from one-time installation fees. We recognize monthly fees as these services are performed and installation fees once installation is complete.

         Contract service revenue - affiliate. We derive contract service revenue - affiliate by providing our S.T.A.R. and ReFOCOS services to our affiliates. Prior to August 1, 1999 we charged our affiliates the fully allocated cost to provide such services. Effective August 1, 1999, we increased our fees to affiliates to reflect a market rate. We recognize affiliate revenue in the same manner as our contract service revenues. See "Relationship with Phoenix Companies and Certain Transactions - Intercompany Agreements."

         Software revenue. We derive software revenue from software license fees, consulting services, training and maintenance for our M.A.R.S. software. Software license fee revenue consists principally of up-front license fees earned from the licensing of the M.A.R.S. software. Revenue from up-front software license agreements is recognized in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2. This revenue is recognized when delivery has occurred, collection is deemed probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement. To date, we have licensed our M.A.R.S. product primarily on a perpetual basis. Consulting services and training revenues are recognized as services are performed and accepted by the customers. Maintenance revenue is recognized ratably over the term of the agreement. In instances where software license agreements include a combination of consulting services, training and maintenance, these separate elements are unbundled from the agreement based on the element's fair value.

         Components of costs and expenses. Cost of providing services includes salaries and benefits for personnel in our S.T.A.R. and ReFOCOS operations groups, fees paid to outside service providers other than implementation service providers and other miscellaneous operating costs. Cost of providing software revenue includes salaries and benefits for personnel in our M.A.R.S. technical support and installation groups and costs related to consulting, training and maintenance, and updates. Prior to the quarter ended June 30, 1998, these costs were expensed as research and development. General and administrative expenses includes salaries and benefits for management personnel, fees paid to outside service providers for corporate-related services and other corporate overhead. Research and development expenses include salaries and benefits for personnel engaged in M.A.R.S. development, consulting fees paid to outside service providers engaged in M.A.R.S. development and other miscellaneous costs associated with M.A.R.S. development. Client acquisition expense includes salaries, benefits and commissions paid to our sales and marketing and implementation personnel, travel expenses of our sales and marketing and implementation personnel, advertising expenses and fees paid to outside implementation consultants.

Consolidated Results of Operations

         The following table sets forth, for the periods indicated, certain items reflected in our condensed consolidated statements of operations expressed as a percentage of revenue.

                                               Three months      Nine months
                                                   ended            ended
                                                September 30,    September 30,
                                              ---------------   --------------
                                               1998     1999     1998    1999
                                              ------   ------   ------  ------

Consolidated Statements of Operations data:
Revenue:
     Contract service revenue                  49.5%    42.7%    52.3%    42.3%
     Contract service revenue - affiliate      50.5     34.7     46.6     26.5
     Software revenue                           --      22.6      1.1     31.2
                                              -----    -----    -----    -----
         Total revenue                        100.0    100.0    100.0    100.0
Operating expenses:
     Cost of providing services                89.2     61.7     97.2     59.2
     Cost of providing software revenue        18.0     10.0      6.8      9.8
     General and administrative                41.9     63.8     33.2     38.2
     Research and development                  50.4     44.3     36.0     36.7
     Client acquisition                        22.5     60.0     17.7     38.2
     Stock-related compensation                 --    (144.7)     --      30.2
     Depreciation and amortization              6.9     10.9      6.3      7.4
                                              -----    -----    -----    -----
         Total operating expenses             228.9    106.0    197.2    219.7
                                              -----    -----    -----    -----
Loss from operations                         (128.9)    (6.0)   (97.2)  (119.7)
Other income (expense)                          4.4     (1.0)     0.2     (0.2)
                                              -----    -----    -----    -----
Net loss                                     (124.5)%   (7.0)%  (97.0)% (119.9)%
                                              =====    =====    =====    =====

         Revenue. Total revenue increased 97.7% in the third quarter and 85.7% in the first nine months of 1999, when compared with the same periods of 1998.

Contract service revenue. We derive contract service revenue from fees to provide monthly information technology, accounting, finance and transaction processing for both ReFOCOS and S.T.A.R. clients, from one-time installation fees and from maintenance and hosting fees for our MARS software. We recognize monthly fees as these services are performed.

         Contract service revenue increased 70.5% and 50.3% for the three and nine month periods ended September 30, 1999 compared to the same periods last year, respectively. The increase was primarily due to a higher number of S.T.A.R. and ReFOCOS clients. The number of our S.T.A.R. clients increased to 14 at September 30, 1999 from 13 at September 30, 1998. The number of our ReFOCOS clients increased to 15 at September 30, 1999 from 9 at September 30, 1998.

         Contract Service Revenue - Affiliate. We derive contract service revenue - affiliate by providing our S.T.A.R. and ReFOCOS services to our affiliates. We recognize affiliate revenue in the same manner as our contract service revenues.

         Contract service revenue from affiliates increased 35.8% and 5.5% for the three and nine month periods ended September 30, 1999 compared to the same periods last year, respectively. The increase was largely due to re-negotiated Administrative Service Agreements with the Phoenix Companies which increased the scope of services provided by the Company and reflects the market rate for providing these services to the affiliates.

         Software Revenue. We derive software revenue from software license fees, installation services and training for our M.A.R.S. software. Software license fee revenue consists principally of up-front license fees earned from the licensing of the M.A.R.S. software.

         Software revenue for the nine months ended September 30, 1999 increased to $2,019,000 from $39,000 in the same period last year. $521,000 of software revenue was recognized in the quarter, of which $454,000 resulted from new billings during the period. We recognized an additional $66,000 of software revenue that had been deferred at June 30, 1999. Prior to the quarter ended June

30, 1999, the MARS product was in beta testing at client sites. Customer acceptance was contingent upon installation of a final working copy of the software which occurred during the quarter ended June 30, 1999. As a result of customer acceptance we were able to begin recognizing revenue. Prior to quarter ended June 30, 1999, software license revenue was deferred as customer acceptance had not been received as required by SOP 97-2.

Expenses

         Cost of providing services includes salaries and benefits for personnel in our S.T.A.R. and ReFOCOS operations groups, fees paid to outside service providers other than implementation service providers and other miscellaneous operating costs. Cost of providing software revenue includes salaries and benefits for personnel in our M.A.R.S. technical support and installation groups. Prior to the quarter ended June 30, 1998, these costs were expensed as research and development. General and administrative expenses includes salaries and benefits for management personnel, fees paid to outside service providers for corporate-related services and other corporate overhead. Research and development expenses include salaries and benefits for personnel engaged in M.A.R.S. development, consulting fees paid to outside service providers engaged in M.A.R.S. development and other miscellaneous costs associated with M.A.R.S. development. Client acquisition expense includes salaries, benefits and commissions paid to our sales, marketing and implementation personnel, travel expenses of our sales, marketing and implementation personnel, and advertising expenses and fees paid to outside implementation consultants.

         Cost of providing service. Cost of providing services increased 36.8% and 13.0% for the three and nine month periods ended September 30, 1999 compared to the same periods last year, respectively. The increases are primarily due to growth in the number of clients serviced which required the addition of personnel and consultants in our operations group and resulted in an increase in compensation and overhead expenses.

         Cost of providing software revenue. Cost of providing software revenue increased 10.0% and 166.0% for the three and nine month periods ended September 30, 1999 compared to the same periods last year, respectively. The increases are due to the increase in the number of M.A.R.S. installations which required additional personnel and resulted in increased compensation and travel expenses.

         General and administrative expenses. General and administrative expenses increased 200.6% and 113.6% for the three and nine month periods ended September 30, 1999 compared to the same periods last year, respectively. The increases are primarily due to the hiring of additional management and administrative personnel to support our operations and the transfer to the Company of affiliate personnel on August 1, 1999.
Overhead expenses increased to support the additional headcount.

         Research and development expenses. Research and development expenses increased 73.8% and 89.1% for the three and nine month periods ended September 30, 1999 compared to the same periods last year, respectively. The increases are largely attributable to hiring additional full-time and contract personnel to develop enhancements and new features to our M.A.R.S software product.

         Client acquisition expense. Client acquisition expenses increased 428.2% and 302.1% for the three and nine month periods ended September 30, 1999 compared to the same periods last year, respectively. The increases are primarily due to hiring additional sales, marketing and implementation personnel to support our ReFOCOS services and additional sales and marketing personnel related to our M.A.R.S product.

         Stock related compensation expense. Stock compensation expense is related to our incentive plan which went into effect on January 1, 1999 (the "Phantom Plan") and was terminated on August 4, 1999, subject to the closing of our initial public offering. Compensation expense has been recognized to reflect the cumulative rights vested as of September 30, 1999. The expense increased to $1,956,000 in the nine months ended September 30, 1999 from zero for the same period last year to reflect these rights. A reduction, totaling $3.3 million, in the cumulative expense was recorded in the third quarter to reflect the revised estimated valuation of the common stock based on the anticipated initial public offering price. Additional expense of $3.1 million will be recorded in the fourth quarter to reflect the immediate vesting of stock in the Employee Stock Option Plan that replaced the Phantom Plan as a result of the initial public offering.

Liquidity and Capital Resources

         From inception until October 14, 1999, the effective date of our initial public offering, we financed our operations primarily through equity contributions and loans from our majority shareholder, the Gus and Mary Jane Constantin 1978 Living Trust. On October 14, 1999 the Company raised approximately $28.7 million, net of underwriting discounts, commissions and other expenses from the initial pubic offering.

         At September 30, 1999, we had approximately $37,000 of cash and cash equivalents. Net cash used in operating activities for the nine months ended September 30, 1999 and 1998, was $5,879,000 and $2,675,000 , respectively. Prior to October 14, 1999 our working capital needs were funded by our majority shareholder on an as-needed basis. The increase in cash used in operating activities in 1999 compared to 1998 was primarily the result of net losses.

         Net cash used in investing activities was $948,000 and $175,000 for the nine months ended September 30, 1999 and 1998, respectively. The increase in net cash used in investing activities resulted from capital expenditures for data processing equipment, and furniture and fixtures. We expect to continue to make additional capital expenditures for new office space, furniture, equipment and fixtures to support the continued growth of our operations.

         Net cash provided by financing activities was $6,361,000 and $2,836,000 for the nine months ended September 30, 1999 and 1998, respectively. Net cash provided by financing activities in 1999 and 1998 was primarily a result of equity investments and loans made to us by our majority stockholder. All loans made by our majority stockholder were repaid with the net proceeds of our initial public offering.

         We believe that the net proceeds from our October 14, 1999 initial public offering, together with existing cash balances will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We may also utilize cash to acquire or invest in complementary businesses or to obtain the right to use complementary technologies, although we do not have any pending plans to do so. We may sell additional equity or debt securities or enter into new credit facilities.

Year 2000

         Many currently installed computer systems and software products are unable to distinguish between twentieth century dates and twenty-first century dates because such systems were developed using two digits rather than four to determine the applicable year. For example, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This error could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with such "year 2000" requirements.

         State of readiness. Our business is dependent on the operation of numerous systems that could potentially be affected by year 2000-related problems. Those systems include, among others:

         o    the M.A.R.S. software product that we license to customers;

         o hardware and software systems that we use in our operations, including our proprietary software systems as well as software supplied by third parties;

         o communications networks such as our client/server network, the Internet and our private intranet;

         o    the hardware and software  systems of our customers and suppliers;
              and

         o    non-information   technology   systems  and   services,   such  as
              utilities, telephone systems and building systems.

         We are currently reviewing the year 2000 readiness of our hardware, software and systems we depend on to run our operations. The phases of our year 2000 program are as follows:

         o    assignment  of  responsibility   for  issues,   such  as  systems,
              facilities,   equipment,  software  and  legal  audit,  which  was
              completed in the summer of 1998;

         o inventory of all aspects of our operations and relationships subject to the year 2000 problem, which was completed in the summer of 1998 for existing systems and is ongoing for new components as these new components are added to our system;

         o communication as necessary with significant suppliers to determine the readiness of their products and systems, which was completed in August 1999 for critical suppliers and is ongoing for non-critical suppliers;

         o comprehensive analysis, including impact analysis and cost analysis, of our year 2000 readiness, which was completed in April 1999 for critical components of our system and is ongoing for non-critical components of our system; and

         o testing and remediation, which was completed for our S.T.A.R. service in June 1999, completed for our M.A.R.S. software product and service in August 1999 and was completed for our ReFOCOS service in September 1999.

         To date, we have not encountered any material year 2000 problems with the hardware and software systems we use in our operations that have not been corrected. In addition, our vendors have certified to us that the hardware and software they provide to us are year 2000-compliant. In the event that any such vendors' products, services or systems do not meet the year 2000 requirements on a timely basis, our business could be seriously harmed.

         Risks. Year 2000-related errors or defects that affect the operation of our software could result in:

         o    delay or loss of revenue;

         o    cancellation of customer contracts;

         o    diversion of development resources;

         o    damage to our reputation;

         o    increased customer support and warranty costs; and

         o    litigation costs.

         Success of our year 2000 compliance efforts may also depend on the success of our customers in dealing with their year 2000 issues. Our M.A.R.S. product is generally integrated into enterprise systems involving sophisticated hardware and complex software products which may not be year 2000-compliant and this may have an adverse impact on or demand for our M.A.R.S. product.

         Although we have not been a party to any litigation or arbitration proceeding to date involving our products or services and related to year 2000 compliance issues, we cannot assure you that we will not in the future be required to defend our products or services in such proceedings, or to negotiate resolutions of claims based on year 2000 issues. The costs of defending and resolving year 2000-related disputes, regardless of the merits of such disputes, and any liability for year 2000-related damages, including consequential damages, would seriously harm our business, financial condition and operating results.

         In addition, we believe that purchasing patterns of customers and potential customers may be affected by year 2000 issues as companies expend significant resources to correct or upgrade their current software systems for year 2000 compliance or defer additional software purchases until after 2000. As a result, some customers and potential customers may have more limited budgets available to purchase software products such as those offered by us, and others may choose to refrain from changes in their information technology environment until after 2000. Still other companies are accelerating purchases of software products prior to 2000, causing an increase in short-term demand which may, in turn, cause a corresponding decrease in long-term demand for software products. To the extent year 2000 issues cause significant change in, delay in, or cancellation of, decisions to purchase our products or services, our business could be materially adversely affected.

         Contingency plan. We could experience material adverse effects on our business if we fail to identify all year 2000 dependencies in our systems and in the systems of our suppliers, customers and financial institutions. Therefore, we have contingency plans for handling year 2000 problems that are not detected and are correcting any identified problems prior to their occurrence. If previously undetected year 2000 issues occur, we plan to consult with Oracle and our other vendors to determine if the problem relates to products supplied by these vendors and is wide-spread among users of these products. If the problems are widespread, we will apply resolutions provided by these vendors. If the problem is not widespread, we will investigate whether all of the latest year 2000 patches and configuration recommendations from the vendors have been applied, and apply as necessary. If the problem persists we will investigate the particular problem. If the problem seems to be hardware, operating system or network related, we will apply the appropriate vendor fix or transfer operations to our business resumption site at SunGard, whichever is a lower risk.

         Costs. To date, we have not incurred any material costs directly associated with our year 2000 compliance efforts, except for compensation expense associated with our salaried employees who have devoted some of their time to our year 2000 assessment and remediation efforts. We do not expect the total cost of year 2000 problems to be material to our business, financial condition and operating results. However, we have not completed our year 2000 investigation and we will continue to evaluate our products, software provided by third parties and infrastructure systems that we rely on. Despite our efforts, we may not identify and remediate all significant year 2000 problems on a timely basis, remediation efforts may involve significant time and expense, and unremediated problems may have a material adverse effect on our business. See "Additional Factors that may Affect Future Results -- If our computer systems and software products are not year 2000 compliant, our services could be disrupted."

Additional Factors that May Affect Future Results

         We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included in Part I - Item 1 of this Quarterly Report (Form 10-Q) and the audited Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998 contained in our Registration Statement (Form S-1).

         This Form 10-Q contains forward looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions, and the assumptions underlying or relating to any of these statements. These statements may be identified by the use of words such as "expect," "anticipate," "intend" and "plan." Our actual results may differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Form 10-Q.

Our success depends on the acceptance and increased use of Internet-based software applications and business process outsourcing solutions. We cannot be sure that these solutions will gain market acceptance.

         Our business model depends on the adoption of Internet-based software applications and business process outsourcing solutions by commercial users. Our business would suffer dramatically if these solutions are not accepted or not perceived to be effective. The market for Internet services, virtual private networks and widely distributed Internet-enabled packaged application software has only recently begun to develop. The growth of Internet-based business process outsourcing solutions could also be limited by:

         o    concerns over transaction security and user privacy;

         o    inadequate network infrastructure for the entire Internet; and

         o    inconsistent performance of the Internet.

         In addition, growth in demand for and acceptance of Internet-based software applications and business process outsourcing solutions, including our ReFOCOS service, by early stage and middle market companies is highly uncertain. It is possible that our outsourced business information solutions may never achieve market acceptance. If the market for our services does not grow or grows less than we currently anticipate, our business, financial condition and operating results would be seriously harmed.

Our ReFOCOS service is targeted at early stage and middle market companies, which may be more likely to be acquired or to cease operations than other companies. As a result, our client base may be more volatile than the client bases of companies that have greater emphasis on more established companies.

         Our ReFOCOS service is targeted at early stage and middle market companies, which may be more likely to be acquired or to cease operations than other companies. As a result, our client base may be more volatile than the client bases of companies that have greater emphasis on more established companies. We have lost three unaffiliated clients to date, one because the client was acquired and two because the clients ceased operations. If we experience greater than expected client turnover, either because our clients are acquired, cease operations or for any other reason, our business, financial condition and operating results could be seriously harmed.

Our growth will be limited if we are unable to attract and retain qualified personnel.

         We must continue to attract and retain qualified information technology, accounting, finance and transaction processing professionals in order to perform services to our existing and future clients. The personnel capable of filling these positions are in great demand and recruiting and training them requires substantial resources. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to pay higher compensation for employees than we currently expect. We cannot assure you that we will succeed in attracting and retaining the personnel we need to grow.

Our current and historical financial information may not be comparable to our future financial results.

         Our historical revenues were derived primarily from services that we do not expect to be the focus of our business in the future. We introduced our S.T.A.R. services and our original ReFOCOS service in 1993. Our Web-enabled ReFOCOS service and our hosted M.A.R.S. service, were introduced in November 1998 and August 1999, respectively. Because our historical revenues were derived from a different type of service than the services that we plan to emphasize in the future, our historical financial results may not be comparable to our future financial results. In addition, our M.A.R.S. and S.T.A.R. services are marketed to specialized financial services clients. Our ReFOCOS services are marketed to a broader, less specialized market than either of our M.A.R.S. or S.T.A.R. services. We do not have much experience selling to the market that we have targeted for our ReFOCOS service. We may be unsuccessful in our efforts to market to this target market.

         We recently began to market M.A.R.S. as a hosted application in which our clients can outsource to us several functions, including database management, call center services, telemarketing services and sales transaction processing. Our strategy is to emphasize hosting M.A.R.S. in our data centers while continuing to offer M.A.R.S. as a licensed software product to our clients that prefer a software-only solution. As a result, we expect that software license fees will decline as a percentage of revenues as we add clients to our outsourced M.A.R.S. services and devote greater resources to our other outsourced financial and management reporting services.

We expect to continue to incur operating losses and negative cash flow.

         We expect to have significant operating losses and to record significant net cash outflow on a quarterly and annual basis. Our business has not generated sufficient cash flow to fund our operations without requiring external sources of capital. Starting our company and building our network required substantial capital and other expenditures. Further developing our business and expanding our network will require significant additional capital and other expenditures. We may not be able to obtain additional capital on terms favorable to us or at all.

Our stock price could fluctuate dramatically because of fluctuations in our quarterly operating results. This could result in substantial losses to investors.

         Period-to-period comparisons of our operating results may not be a good indication of our future performance. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts or investors. In that event, our stock price would likely fall significantly. As a result of the evolving nature of the markets in which we compete, we may have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations or cause our operating results to fluctuate including:

         o the announcement or introduction of new or enhanced products or services by our competitors;

         o    pricing changes by us or our competitors;

         o    the  timing  and   frequency   of  new   client   engagements   or
              cancellations; and

         o    sales cycle fluctuations.

         We must implement our services for new clients in a timely and cost-effective manner. To the extent that we are unable to staff client implementations using internal staff, we will need to delay our client implementations or hire outside software and systems integration consultants, whose services generally are much more costly. If we delay implementation for any client, we may not meet the expectations of that client, which could damage our relationship with that client. A delay in implementation would also postpone our recognition of revenues from that client, perhaps into a subsequent financial reporting period, which could cause us not to meet analyst or investor expectations for that period. If we hire outside software and systems integration consultants, our operating expenses will increase and our operating results will be harmed.

         Stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our Class A common stock. In particular, following initial public offerings, the market prices for stocks of Internet and technology-related companies often reach levels that bear no relationship to the operating performance of these companies. These market prices are generally not sustainable and could vary widely. The market prices of the securities of Internet-related and technology-related companies have been especially volatile. If our Class A common stock trades to high levels following our initial public offering, it could eventually experience a significant decline. In addition, if our operating results in some quarters do not meet the expectations of stock market analysts or investors the price of our Class A common stock will likely fall significantly.

Our operating results depend on our relationships with a limited number of clients. As a result, the loss of a single client may seriously harm our operating results.

         Our results of operations and our business depend on our relationships with a limited number of large clients. As a result, the loss of a single client may seriously harm our operating results. Set forth below is the percentage of revenues for the nine months ended September 30, 1999 and the twelve months ended December 31, 1998 for each of our clients that accounted for more than 10% of our revenues and for our ten largest clients combined:

                                                     December 31,  September 30,
                                                         1998          1999
                                                     ------------  -------------

         Phoenix Leasing (an affiliate)                   41%           21%
         GE Capital Aviation Services/PIMC                20%           --
         John Hancock Advisors                            --            22%

         Total of ten largest clients combined:           86%           80%

         We cannot assure you that we will be able to maintain our historical rate of growth or our current level of revenues derived from any of our clients in the future. The termination of our business relationships with any of our significant clients or a material reduction in the use of our services by any of our significant clients, could seriously harm our business and operating results.

We rely on third parties to supply us with the software, hardware and services necessary to provide our services. The loss of any of this third party software, hardware or services may be difficult to replace and may harm our operating results.

         A substantial portion of the software that is integrated into our services is licensed from third parties, including Oracle Corporation and Necho Systems Corp. If we were to lose the right to use the software that we have licensed from Oracle, Necho or other third parties, our operations would be seriously harmed. Our agreements with our software vendors are non-exclusive. Our vendors may choose to compete with us directly. Oracle, for example, recently announced a Web-enabled version of its enterprise resource planning software that it plans to market directly to middle market businesses. Our vendors may also enter into strategic relationships with our competitors. These relationships may take the form of strategic investments, or marketing or other contractual arrangements. Our competitors may also license and utilize the same technology in competition with us. We cannot assure you that the vendors of technology used in our products will continue to support this technology in its current form. We also cannot assure you that we will be able to adapt our own offerings to changes in this technology. In addition, we cannot assure you that the financial or other difficulties of our vendors will not adversely affect the technologies incorporated into our services, or that if these technologies become unavailable we will be able to find suitable alternatives.

         In addition, we depend on third parties, such as Cisco Systems, Inc. and Sun Microsystems, Inc., to supply servers, routers, firewalls, encryption technology and other key components of our telecommunications and network infrastructure. If any of our vendors fail to provide needed products or services in a timely fashion or at an acceptable cost, our business, financial condition and operating results could be seriously harmed. A disruption in telecommunications capacity could prevent us from maintaining our standard of service. Some of the key components of our system and network are available only from sole or limited sources in the quantities and quality we demand.

         We also depend on the services of software and systems integration firms to help us establish service with new clients. If the services of these firms became unavailable for any reason, our services to new clients could be delayed. In addition, we could be forced to pay higher rates for the services of these or substitute firms. If either of these events were to occur, our business, financial condition and operating results could be seriously harmed.

Our business and reputation may be harmed if we make mistakes in performing our services.

         Our business is subject to various risks resulting from errors and omissions in performing services for our clients. We perform accounting, finance, transaction processing, tax reporting, transfer agency and other services for our clients. We process data received from our clients that is critical to our clients' businesses and operations. We may make mistakes in performing our services, which may result in claims being made against us. If we do make mistakes, we cannot assure you that our financial reserves or insurance will be adequate to cover any claims made against us. In addition, our business reputation will be seriously harmed if we make any mistakes, which could adversely affect our relationships with our existing clients and our ability to attract new clients.

Our software products and the software that we have integrated into our services may have unknown defects that could harm our reputation or decrease market acceptance of our services.

         We derived approximately 31.2 % of our revenues from licensing our M.A.R.S. software product in the nine months ended September 30, 1999. Our clients rely on this software to perform critical business functions such as sales and expense tracking and fulfillment/inventory tracking. Because our clients depend on our M.A.R.S. software for their critical systems and business functions, any interruptions caused by unknown defects in our software could damage our reputation, cause our clients to initiate product liability suits against us, divert our research and development resources, cause us to lose revenue or delay market acceptance of the outsourced business service that is based on this software. Any of these things could harm our business. Our software may contain errors or defects, particularly when new versions or enhancements are released. We may not discover software defects that affect our current software or enhancements until after they are sold. Although we have not experienced any material software defects to date, any defects could cause our clients to experience severe system failures.

         The software applications that we license from Oracle, Necho and other third parties and integrate into our service offerings may contain defects when introduced or when new versions or enhancements are released. We cannot assure you that software defects will not be discovered in the future. If our services incorporate software that has defects and these defects adversely affect our service offerings, our business, reputation and operating results may be harmed.

The markets we serve are highly competitive and many of our competitors have much greater resources.

         Our current and potential competitors include applications service providers, systems integrators, and software and hardware vendors. Our competitors, who may operate in one or more of these areas, include companies such as Andersen Consulting, DIGEX, Inc., Exodus Communications, Inc., International Business Machines Corporation, PricewaterhouseCoopers LLP, and USInternetworking, Inc. Some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to rapidly gain market share by addressing the needs of our prospective clients. These relationships may take the form of strategic investments or marketing or other contractual arrangements.

         Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. We cannot be sure that we will have the resources or expertise to compete successfully in the future. Our competitors may be able to:

         o more quickly develop and expand their network infrastructures and service offerings;

         o better adapt to new or emerging technologies and changing customer needs;

         o    negotiate  more  favorable  licensing   agreements  with  software
              application vendors;

         o    more  successfully  recruit  qualified   information   technology,
              accounting, finance and transaction processing professionals;

         o negotiate more favorable services agreements with software and systems integrators;

         o devote greater resources to the marketing and sale of their services; and

         o    adopt more aggressive pricing policies.

         Some of our competitors may also be able to provide customers with additional benefits at lower overall costs. We cannot be sure that we will be able to match cost reductions by our competitors. In addition, we believe that there is likely to be consolidation in our markets, which could increase price and other competition in ways that could seriously harm our business, financial condition and operating results. Finally, there are few substantial barriers to entry, and we have no patented technology that would bar competitors from our market.

We rely on rapidly changing technology and must anticipate new technologies.

         The technologies in which we have invested are rapidly evolving. As a result, we must anticipate and rapidly adapt to changes in technology to keep pace with the latest technological advances that are likely to affect our business and competitive position. For example, we recently adapted our ReFOCOS service, which formerly used a client-server communications architecture, to use an Internet communications architecture. Our future success will depend on our ability to deploy advanced technologies and respond to technological advances in a timely and cost effective manner. Even if we are able to deploy new technologies in a timely manner, we may incur substantial cost in doing so. If we are unable to develop or successfully introduce new technology on an as needed basis or if we are unable to do so in a cost effective manner, our business, financial condition and operating results would be seriously harmed.

We plan to expand very rapidly and managing our growth may be difficult.

         We have recently begun to aggressively expand our operations. To the extent that our business continues to grow both geographically and in terms of the number of products and services we offer, we must:

         o    expand, train and manage our employee base effectively;

         o    enlarge our network and infrastructure to accommodate new clients;

         o expand our infrastructure and systems to accommodate the growth of our existing clients; and

         o improve our management, financial and information systems and controls.

         We must recruit qualified information technology personnel, for which there is high demand and short supply. In addition, we must also recruit qualified accounting, finance and transaction processing personnel, which are also in high demand. We recently opened our first office outside of northern California and plan to open additional sales offices and data centers outside of California. We don't have much experience operating a multi-office business.

         There will be additional demands on our operations group and sales, marketing and administrative resources as we increase our service offerings and expand our target markets. The strains imposed by these demands are magnified by the early stage nature of our operations. If we cannot manage our growth effectively, our business, financial condition or operating results could be seriously harmed.

We depend on a limited number of key executives who would be difficult to replace.

         Our success depends in significant part on the continued services of our senior management personnel. Gus Constantin, our chairman and chief executive officer, founded us and our predecessor business more than 27 years ago. Bryant Tong, our president and chief operating officer, has worked for us and our predecessor business for more than 16 years. David Brunton, our vice president and chief financial officer, has worked for us and our predecessor business for more than 12 years. Losing one or more of our key executives could seriously harm our business, financial condition and operating results. We cannot assure you that we will be able to retain our key executives or that we would be able to replace any of our key executives if we were to lose their services for any reason. If we had to replace any of our key executives, we would not be able to replace the significant amount of knowledge that many of our key executives have about us.

We could be harmed if our products, services or technologies are not compatible with other products, services or technologies.

         We believe that our ability to compete successfully also depends on the continued compatibility of our services with products, services and network architectures offered by various vendors. If we fail to conform to a prevailing or emerging standard, our business, results of operations and financial condition could be seriously harmed. We cannot be sure that their products will be compatible with ours or that they will adequately address changing customer needs. We also cannot be sure what new industry standards will develop. We also cannot be sure that we will be able to conform to these new standards quickly enough to stay competitive. In addition, we cannot be sure that products, services or technologies developed by others will not make our products, services or technologies noncompetitive or obsolete.

If we do not effectively address our market, we may never realize a return on the investments we have made to execute our strategy.

         We have made substantial investments to pursue our strategy. These investments include:

         o    developing   relationships  with  particular  software  providers,
              including Oracle and Necho;

         o investing to develop unique product features, including invoice reporting and imaging functions; and

         o    developing implementation resources around specific applications.

         These investments may not be successful. More cost-effective strategies may be available to compete in this market. We may have chosen to focus on the wrong application areas or to work with the wrong partners. Potential customers may not value the specific product features in which we have invested. We cannot assure you that our strategy will prove successful.

Intellectual property infringement claims against us, even without merit, could cost a significant amount of money to defend and divert management's attention away from our business.

         As the number of software products in our target market increases and the functionality of these products further overlaps, software industry participants may become increasingly subject to infringement claims. Someone may even claim that our technology infringes their proprietary rights. Any infringement claims, even if without merit, can be time consuming and expensive to defend. For example, we recently incurred significant expenses to successfully defend a meritless copyright infringement lawsuit that was filed against us. These suits may divert management's attention and resources and could cause service implementation delays. They also could require us to enter into costly royalty or licensing agreements. If successful, a claim of product infringement against us and our inability to license the infringed or similar technology could adversely affect our business.

We may be liable if we lose client data from natural disasters or for any other reason.

         We currently conduct all of our data processing and network operations at our facility in San Rafael, California. In the event of a catastrophic disaster at our San Rafael data operations center, SunGard Recovery Services Inc. will provide business resumption of our critical systems at their data center in Philadelphia.

         We have comprehensive disaster recovery procedures in place, including uninterruptible power supply systems with seven day capacity, back-up power generators, nightly backup of our critical data, systems with off-site data vaults, and 24 and 72 hour service level agreements for recovering systems and data from the last available backup. However, we cannot assure you that our disaster recovery procedures are sufficient, or that our client's data would be recoverable in the event of a disaster.

         Our operations are dependent on SunGard being able to successfully provide back-up processing capability if we are unable to protect our computer and network systems against damage from a major catastrophe such as an earthquake or other natural disaster, fire, power loss, security breach, telecommunications failure or similar event. We cannot assure you that the precautions that we have taken to protect ourselves against these types of events will prove to be adequate. If we suffer damage to our data or operations center, experience a telecommunications failure or experience a security breach, our operations could be seriously interrupted. We cannot assure you that any such interruption or other loss will be covered by our insurance. Any such interruption or loss could seriously harm our business and results of operations.

If our computer systems and software products are not year 2000-compliant, our services could be disrupted.

         We confront the Year 2000 problem in three contexts.

         Our clients. Many of our clients and prospective clients maintain their operations on computer systems that may not be Year 2000-compliant. The failure of any clients to ensure that their systems are Year 2000-compliant could seriously harm their businesses, which in turn could seriously harm our business, financial condition and operating results. In addition, clients or prospective clients may delay purchasing software and related services, including our ReFOCOS, S.T.A.R. and M.A.R.S. services and M.A.R.S. software, due to concerns related to the Year 2000 problem.

         Our services. We sell computer-related services, so our risk of lawsuits relating to Year 2000 issues may be greater than that of companies in other industries. Because our computer products and services may incorporate components from different providers, it may be difficult to determine which component may cause a Year 2000 problem. As a result, we may become subject to Year 2000-related lawsuits whether or not our products and services are Year 2000-compliant.

         Our suppliers. Our business could be adversely affected if we cannot obtain products, services or systems that are Year 2000-compliant when we need them. In addition, if our vendors and service providers cannot deliver their products because of Year 2000 compliance problems, our business, financial condition and operating results could be seriously harmed.

Gus Constantin can exert substantial control over our company.

         Gus Constantin, our founder, chairman and chief executive officer, owns all of the shares of our Class B common stock, each share of which entitles its holder to five votes on most stockholder actions. As a result, Mr. Constantin will have 89.9% of the combined voting power of both classes of our common stock upon closing of the Company's initial public offering . Holders of Class A common stock will be entitled to one vote per share and in the aggregate will have 10.1% of the combined voting power of both classes of our common stock after this offering. As a result of his stock ownership after this offering, Mr. Constantin will be in a position, without the approval of our public stockholders, to take corporate actions that could conflict with the interests of our public stockholders, such as:

         o    amending our charter documents;

         o    approving or defeating mergers or takeover attempts;

         o determining the amount and timing of dividends paid to himself and to holders of Class A common stock;

         o changing the size and composition of our board of directors and committees of our board of directors; and

         o otherwise controlling management and operations and the outcome of most matters submitted for a stockholder vote.

Approximately 8.0 million, or 66.7%, of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

         Upon closing of the Company's initial public offering, we will have 4,028,000 shares of Class A common stock outstanding. This includes the 4,000,000 shares that we are selling in this offering, which may be resold in the public market immediately as long as these shares are not purchased by our affiliates. The remaining 66.7%, or 8,018,291 shares, of our total outstanding shares, including 846,291 shares subject to options that will become exercisable upon closing of our initial public offering, and 7,172,000 of Class B common stock will become available for resale in the public market as shown in the chart below.

         As restrictions on resale end, the market price of our Class A common stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

 Number   Percent of
   of        Total
 Shares   Outstanding     Date of Availability for Sale into Public Market
 ------   -----------     ------------------------------------------------

8,018,291   66.7%         181  days  after  the  closing of the  initial  public
                          offering, subject in some cases to volume limitations

Our charter documents could deter a takeover effort, which could inhibit your ability to receive an acquisition premium for your shares.

         Provisions of our certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law. This statute could prohibit or delay the accomplishment of mergers or other takeover or change in control in attempts with respect to us and, accordingly, may discourage attempts to acquire us.


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Changes in Securities and Use of Proceeds

         On August 4, 1999, we issued 7,200,000 shares of Class B common stock to Gus Constantin in exchange for the outstanding capital stock of ReSource/Phoenix, Inc., a California corporation. The foregoing issuance was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering. All of the securities were acquired by the recipient for investment and not with a view toward the resale or distribution thereof. The recipient was a director and officer of ours and a sophisticated investor, the offer and sales were made without any public solicitation and the stock certificates bear restrictive legends. No underwriter was involved in the transactions and no commissions were paid. The recipient had adequate access, through his relationships with the Company, to information about the Company.

         On August 4, 1999, we granted options to purchase an aggregate of 846,291 shares of our Class A common stock to some of our employees under our 1999 stock option plan. The options were granted at an exercise price of $2.08 per share, subject to the closing of our initial public offering. The option grants were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Rule 701 of the Securities Act.

         On September  30, 1999,  the majority  shareholder  transferred  28,000 shares of stock to unaffiliated individuals. Per the Company's Amended and Restated Certificate of Incorporation, upon the request for transfer, the 28,000 Class B common stock shares convert to Class A common stock shares.

         On October 14, 1999 we commenced our initial public offering (the "Offering"), which consisted of 4,000,000 shares of our Class A common stock at $8.00 per share pursuant to a registration statement (No. 333-84589) declared effective by the Securities and Exchange Commission on October 14, 1999. The Offering has been terminated and all shares have been sold. The managing underwriters for the Offering were BancBoston Robertson Stephens, Inc. and Thomas Weisel Partners LLC. Aggregate proceeds from the Offering were $32 million.

We incurred approximately $3.34 million in total expenses in connection with the Offering, comprised of approximately $2.24 million in underwriters' discounts and commissions and $1.1 million in other expenses.

         After deducting expenses of the Offering, the net offering proceeds to us were $28.7 million. Because the effective date of the Offering occurred subsequent to the end of the reporting period, none of the proceeds had been used at September 30, 1999. The approximate amount of net offering proceeds used through November 1, 1999 was $6.6 million to repay outstanding promissory notes to our majority stockholder, the Gus and Mary Jane Constantin 1978 Living Trust. The remaining net proceeds have been invested in short-term cash instruments pending final deployment. We currently estimate that the net proceeds of the offering will be used as follows:

         o    15% to 25% for capital expenditures; and

         o 55% to 65% for general corporate purposes, including working capital.

         As of the date of this Form 10-Q, we can only estimate the particular uses for the net proceeds received from the Offering. As a result, the foregoing estimates and our use of proceeds are subject to change at our management's discretion. The amounts actually expended for each of the purposes listed above may vary significantly depending upon a number of factors, including the progress of our marketing programs and capital spending requirements.

         From time to time, in the ordinary course of business, we may pursue the acquisition of new or complementary businesses, products or technologies in an effort to enter into new business areas, diversify our sources of revenue and expand our product and service offerings. A portion of the net proceeds may be used to fund acquisitions or investments. We currently have no arrangements, agreements or understandings, and are not engaged in active negotiations for any material acquisitions or investments.

         Other than the repayment of promissory notes to our majority shareholder noted above, no payments from the net proceeds of the Offering constituted direct or indirect payments to directors, officers or general partners of the Company or their associates, to persons owning 10% or more of any class of equity securities of the Company or to any affiliates of the Company.

Item 3.    Defaults Upon Senior Securities

         None.

Item 4.    Submission of Matters to a Vote of Security Holders

         None.

Item 5.    Other Information

         None.

Item 6.    Exhibits and Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            RESOURCEPHOENIX.COM
                                            -------------------
                                            (Registrant)



      Date                      Title                      Signature
      ----                      -----                      ---------

November 19, 1999       Chief Operating Officer         /S/ BRYANT J. TONG
-----------------                                       ------------------
                                                        (Bryant J. Tong)


November 19, 1999       Chief Financial Officer         /S/ DAVE BRUNTON
-----------------                                       ----------------
                                                        (Dave Brunton)