Form 10-K
period 1999-12-31
RESOURCEPHOENIX COM
filed 2000-03-23
CIK 1092325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
-----  ACT OF 1934. For the fiscal year ended December 31, 1999

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934. For the transition period from __________ to
       __________.

Commission File Number     000-27449

                               ReSourcePhoenix.com
             (exact name of Registrant as specified in its charter)


           Delaware                                52-2190830
   (State of incorporation)           (I.R.S. Employer Identification No.)

                              2401 Kerner Boulevard
                              San Rafael, CA 94901
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (415) 485-4600
        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                      Class A common stock, $.001 Par Value
                                (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                              -----      -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment to this Form 10-K. Yes   X     No
                                 -----      -----

    Based on the closing sale price of the Registrant's Class A common stock on the Nasdaq National Market System on March 3, 2000, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was $76,769,358.

    At March 3, 2000, the number of shares outstanding of the Registrant's Class A common stock was 4,028,000 and the number of shares outstanding of the Registrant's Class B common stock was 7,172,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates information by reference from the definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on May 18, 2000.

                                  Page 1 of 57
                  The Index to Exhibits is located at Page 55

                                     PART I
Item 1.         Business

Overview

     ReSourcePhoenix.com provides outsourced financial and management reporting, accounting management, transaction processing and record keeping services. We allow our clients to focus on their core businesses by outsourcing the infrastructure and operations of these critical back-office functions.

     We are pioneering the use of the Internet to integrate leading enterprise resource planning software applications with the expertise of information technology, finance, accounting and transaction processing professionals. Our solution offers the cost-effective benefits of outsourcing while providing the flexibility, control, customization, integration and scalability of an in-house system. We offer our clients access to leading enterprise resource planning software applications, which often are too costly and complex for early stage and middle market companies to obtain and operate.

Industry Background

     Businesses increasingly need financial and management reporting systems that can collect, organize and disseminate information quickly and accurately for strategic, financial and competitive reasons. This trend has increased the competitive pressures on these companies to automate business processes and invest in more complex technology as a way to improve their information technology systems.

     Shortfalls of traditional business information systems

     Current solutions are complex and costly. We believe that many of the leading enterprise resource planning software packages remain too complex and costly to be effective business process automation solutions for early stage and middle market companies. While many enterprise resource planning providers offer products that are targeted for these companies, the initial purchase, implementation, integration and operation of these packages generally require specialized knowledge and take up to twelve months, and frequently longer. Additionally, the infrastructure required to support these packages, once implemented, is frequently cost prohibitive for many early stage and middle market businesses. Faced with these challenges, many of these companies choose to forgo the capabilities of leading enterprise resource planning software packages in favor of less functional products.

     Personnel gap. The high cost of automating business processes has been exacerbated by the level of technical skill necessary to manage this technology and the shortage of qualified information technology, accounting, finance, and transaction processing professionals. There are indications that this shortage will continue and become more severe. Management consulting firm A.T. Kearney recently estimated that the shortage of high technology workers in Silicon Valley resulted in one in three jobs requiring special recruitment efforts or going unfilled, which leads to a loss of over $3 billion per year in lost production and additional recruiting costs. A 1998 study by the Information Technology Association of America found a shortage of 346,000 programmers, systems analysts and computer scientists.

     The  emergence  of ASPs and  their  limitations.  Traditionally,  companies wanting to implement Internet-enabled applications had to develop their own software applications or customize existing software packages. Recently, a number of companies known as application service providers, or ASPs, began providing integrated software applications for business enterprises. ASPs manage the hardware and software at their data centers and provide access to clients over the Internet. ASPs do not, however, provide the accounting, financial analysis, data compilation or transaction processing professionals and infrastructure that is required to effectively operate these software applications. Moreover, ASPs can exacerbate an existing problem by putting more

                                  Page 2 of 57
                  The Index to Exhibits is located at Page 55 complicated technology in the hands of users without providing the additional training or support that is required to operate this technology effectively.

     Need for an outsourced solution

     International Data Corporation estimates that outsourcing spending in the United States will grow from approximately $51 billion in 1998 to more than $81 billion in 2003. Reasons for the growth in outsourcing include:

     o   the desire by companies to focus on their core businesses;

     o the difficulties of attracting and retaining qualified personnel in information technology, accounting, finance, transaction processing and other business specialties;

     o the time and expense required to keep these personnel current in their skills;

     o the inability of many companies to effectively adopt and implement advanced business processes;

     o   the  challenges   inherent  in  developing  and  maintaining   software
         applications, and data and communications networks; and

     o   the ongoing cost to keep up with leading technologies.

     Designing, developing and implementing information technology solutions for individual businesses has become increasingly complex. Companies can improve their core business processes, reduce costs and enhance their competitive position by outsourcing these processes to an affordable, single-source provider that integrates the functionality of leading enterprise resource planning software applications with the expertise of information technology, accounting, finance and transaction processing professionals.

Our Solution

     We provide our clients with a single-source, cost-effective outsourced financial and management reporting solution, which allows our clients to:

     o Maintain focus on growing their businesses. Our solution allows our clients to focus on executing their business strategy. By outsourcing these critical back-office functions to us, our clients minimize the distractions of managing the personnel and technology necessary to perform these tasks and instead focus on their core businesses.

     o Receive better business information. We allow our clients to utilize and benefit from leading enterprise resource planning software applications, which are often too costly and complex for early stage and middle market companies to obtain and operate. These applications can provide more detailed information on costs, expenses, trends, budgeting, sales and other areas more quickly than less functional solutions.

     o Reduce costs. Early stage and middle market companies often are financially constrained and seek to reduce the use of capital for non-core functions. By outsourcing these functions, these companies can reduce or eliminate the costs of:

                                  Page 3 of 57
                  The Index to Exhibits is located at Page 55

         -- purchasing enterprise resource planning and other functional software and computer hardware;

         -- integrating and implementing the software and hardware with existing systems;

         -- recruiting, hiring and training an extensive staff of information technology, accounting, finance, transaction processing and other business professionals;

         --   ongoing   training  of  these   personnel   in  their   respective
              operational areas;

         --   expanding overhead to support the growing organization; and

         --   ongoing technology and process upgrades.

     o Gain access to the most advanced enterprise resource planning applications available. We are committed to providing our clients with the most advanced enterprise resource planning applications available. We currently employ a dedicated information technology group whose function is to continually evaluate new applications and technologies, as well as integrate new releases of existing software applications into our service offerings. As a result, our clients have access to leading applications, such as Oracle financial reporting and database applications, while avoiding the complexity of keeping current with multiple product and service roll-outs.

     o Gain access to the expertise of a broad range of professionals. We offer our clients access to a broad range of professionals who are highly-qualified and specialized in areas of information technology, accounting, finance and transaction processing. Our business professionals assess each client's needs, reengineer and design each client's business processes and implement a value-added solution. The skills offered by these professionals generally are in short supply and difficult for many companies to acquire. We believe that we are well positioned to attract and retain these professionals because we offer expanded opportunities for development and career advancement and exposure to leading-edge technologies not customarily found at many early stage and middle market companies.

Our Strategy

     Our objective is to become the leading single-source provider of financial and management reporting services for early stage and middle market companies, and selected financial services companies. Key elements of our strategy include:

     o Target early stage and middle market companies. We plan to focus our marketing efforts on early stage and middle market companies. These companies often have difficulty collecting, organizing and disseminating financial and business information and often are more receptive to outsourcing as a means of solving these problems. We plan to establish early relationships with these companies and grow with them as their needs in these areas expand and become more complex.

     o Build recurring revenue by continuing to emphasize client service. We plan to continue to build recurring revenue by supporting our clients' needs as they grow. We believe that our client service focus will enable us to expand our existing client relationships and to add new clients.

     o Extend technology leadership. We believe that our ability to offer the latest, most technologically advanced services possible is critical to expanding our current client relationships and client base. To this end, we employ a sizable staff of business and information technology

                                  Page 4 of 57
                  The Index to Exhibits is located at Page 55
         professionals whose function is to expand and update our service offerings so that our clients can benefit from the latest technology available. We also aggressively recruit key professionals in implementation and information technology management including Research and Development, Development and Quality Assurance.

     o Strengthen our brand. We believe that a strong brand is critical to attracting and expanding our client base. Until now we have relied on our own sales and marketing professionals, and referrals from our current clients and strategic partners as our primary means of attracting new clients. We launched a comprehensive advertising campaign, which includes Internet, radio and print advertisements, in September 1999.

     o Offer integrated e-commerce solutions. We plan to offer integrated software applications to our clients that seek e-commerce solutions. Our goal is to offer our clients a complete solution including online transaction processing, integration of databases, and management of network architecture and back-office operations. We recently entered into relationships with BroadVision and Vitria to integrate their solutions into our service offerings.

     o Broaden service offerings. We plan to broaden our service offerings, including payroll and human resource management services, through strategic alliances. These alliances could include co-marketing or co-branding relationships. We believe that by offering these additional services, we will be able to provide a more comprehensive solution to alleviate the problems encountered by our clients performing these functions internally.

     o Develop additional relationships with trusted business partners of early stage and middle market companies. We plan to leverage and expand our relationships with the professional advisors, key suppliers and other trusted business partners of early stage and middle market companies who have the ability to refer business to us. For example, we currently have relationships with certain banking institutions for venture-backed, early stage companies, and with Sun Micro Systems and Cisco Systems, two leading producers of network infrastructure, in which these companies have agreed to refer prospective clients to us. We plan to develop additional relationships with leading law firms, venture capital firms and other professional services firms that service early stage and middle market companies.

                                  Page 5 of 57
                  The Index to Exhibits is located at Page 55

Our Offerings

     Each of our service offerings is summarized below:

--------------------------------------------------------------------------------------------------------------------------
      Product             Target Market                                    Services Offered
--------------------------------------------------------------------------------------------------------------------------

Financial             o    Early stage            o    Reporting, including: management reporting; investor and bank
Outsourcing                and middle                  reporting; statutory reporting; regulatory reporting; and income,
(formerly ReFOCOS)         market companies            VAT, property, sales and use tax reporting
                                                  o    Accounting, including: month-end, quarter-end and year-end closings; and account reconciliations
                                                  o    Transaction processing, including: accounts payable;
                                                       disbursements; travel and entertainment expense reporting and processing; billing; cash receipts; and collections activities
                                                  o    Budgeting and analysis
                                                  o    Operation of financial and management reporting software,
                                                       databases, hardware, network and other communications
                                                       infrastructure
--------------------------------------------------------------------------------------------------------------------------
S.T.A.R.              o    Sponsors of            o    Transfer agency and investor servicing through call center support
(Syndication               limited                o    Distribution processing
Tracking And               partnerships           o    Tax (K-1 and 1099) reporting
Reporting)            o    Sponsors of            o    Sales and marketing support
                           real estate            o    Blue sky and compliance reporting
                           investment trusts      o    Multi-level support of broker selling agreements
                                                  o    Investor proxy support
                                                  o    Investor and broker contact management and follow-up
--------------------------------------------------------------------------------------------------------------------------
M.A.R.S. (Marketing   o    Mutual funds           o    Sales tracking
And Representative    o    Issuers of             o    Contact management
Sales)                     variable               o    Fulfillment/inventory tracking
                           annuities
--------------------------------------------------------------------------------------------------------------------------

     Our Financial Outsourcing service, formerly referred to as ReFOCOS, is a solution that includes reporting, accounting, transaction processing, budgeting and analysis solutions. We target our Financial Outsourcing service to early stage and middle market companies. We perform the accounting, transaction processing and management reporting functions for our clients. We also manage the applications, related databases, hardware, communications network and infrastructure.

     Our S.T.A.R. services are similar to our Financial Outsourcing services, but are designed to provide investor services to sponsors of limited partnerships and real estate investment trusts. We begin by implementing the client on the S.T.A.R. application. This typically requires minimal customization but substantial data conversion. Once implemented, we manage the applications, related databases, hardware, communications network and infrastructure. Our clients access the system using dedicated point-to-point connections. In addition to technology implementation and management, we perform a full range of investor services including transfer agency, call center, distribution processing, tax and other reporting.

     M.A.R.S. is a sales force automation software application aimed at the mutual fund and variable annuity industries. We currently license our M.A.R.S. software to clients who operate the software using their own staff and equipment. We also market M.A.R.S. as a hosted application in which our clients can outsource to us several functions, including database management, call center services, telemarketing services and sales transaction processing. Our strategy is to emphasize hosting M.A.R.S. in our data centers while continuing

                                  Page 6 of 57
                  The Index to Exhibits is located at Page 55 to offer M.A.R.S. as a licensed software product to our clients that prefer a software-only solution.

Client Service

     We believe that providing high levels of client service creates a competitive advantage in the market for outsourced financial and management reporting services. By assessing each client's needs, we create value-added solutions through business process reengineering. Our client team includes a sales representative, a client operations manager and numerous functional and technical support specialists to provide service to our clients.

     We monitor the quality of our service through client feedback mechanisms. Our goal is to solicit formal feedback from our clients four times each year, twice in writing and twice in person, to measure their level of satisfaction with our service. We use this information to help develop and identify new service offerings and enhance existing offerings provided to our clients to improve the levels of service. We also use client feedback as a basis to recognize the achievements of our employees.

     Sales. Since we believe that client service begins with the sales process, we assign a sales representative to work closely with our information technology, accounting, finance, transaction processing and other business professionals to assess a potential client's needs. Using this assessment, the sales representative identifies opportunities to add value through business process reengineering and designs solutions that integrate the client's business needs effectively. Our sales cycle typically ranges from two to six months.

     Implementation and integration. Upon engagement by a client, a client operations manager works with a team of technical support specialists to transition the client from its former system to our system. The team creates new processes and reports, converts client data and integrates the client's existing hardware and software to our systems. This process generally takes from one to four months depending on the scope of the service that we provide.

     Operations. After implementation, our business process operations group becomes the primary interface for day-to-day contact with the client, coordinating the efforts of both functional and technical support specialists as necessary. By regularly soliciting feedback, the salesperson helps our operations group stay informed and ensure that all of the client's needs are addressed.

     Specialized client support. Each client is supported by a team of information technology, accounting, finance and transaction processing professionals. Each specialist is available to support the client directly, onsite or over the phone, or indirectly through the business process operations group.

Our People

     Attracting, training and retaining high quality information technology, accounting, finance and transaction processing professionals is essential to our growth. We believe that we are well-positioned to attract and retain these professionals primarily for the following reasons:

     o Financial and management reporting, accounting management, transaction processing and record keeping services are our core businesses rather than support functions. As a result, we can offer expanded opportunities for development and career advancement, and exposure to the business processes of multiple organizations and leading-edge technology.

     o Our integration and implementation specialists are not required to spend extended periods on out-of-town client assignments, which would typically be required of these professionals if they worked for a

                                  Page 7 of 57
                  The Index to Exhibits is located at Page 55
         consulting   firm.   As  a  result,   we  can  offer  more   attractive
         opportunities than many other competing employers.

     We hire motivated individuals with strong substantive skills and leadership traits and provide them with ongoing technology and leadership skills training. We emphasize retaining our information technology, accounting, finance and transaction processing professionals through challenging work assignments and incentive programs, including rewarding outstanding performance and client service. These factors contribute to improved success in recruiting and sustaining high retention rates.

Our Network

     Our information technology strategy focuses on delivering reliable, high performance, integrated financial and management reporting solutions to anyone, anytime, anywhere. To this end, our application, server and networking architecture is designed to provide:

     o   scalability;

     o   customizable and reliable security;

     o   flexible communication and networking worldwide;

     o   high availability (uptime); and

     o   flexible application hosting and integration capability.

     Scalability

     We have installed hardware and software that are designed to operate in parallel, to enable efficient expansion of our network infrastructure as needed.

     Customizable and reliable security

     We deploy a multi-layered security defense against unauthorized data access. Our defenses consist of electronic and procedural controls to regulate physical access to sensitive locations within our data operations center, network access control using CiscoSecure authentication components, server operating system level controls with Cisco firewall and router-based lock-down of network protocols, IP addresses and ports, database access controls for applications, and for development and operations personnel, and application access controls at the application, user, data and business function levels. Our data center recently earned the industry leading ICSA.Net Tru Secure(TM) certification.

     Flexible communication and networking worldwide

     We support four client communication models, consisting of Internet Web sites using secure socket layer technology, secure Internet-based virtual private networks, or VPN, based on 128 bit encryption, secure dial-up networks, and wide area networks, or WANs, using dedicated leased lines. Our VPN architecture is a key differentiator between us and the typical ASP. With our VPN networking option, we can run network based applications across multiple customer locations around the world as if the servers, printers and system interfaces were local at each and every site. This secure network solution works well for distributed offices, telecommuters and travelers because it can be deployed anywhere a customer can gain access to the Internet.

                                  Page 8 of 57
                  The Index to Exhibits is located at Page 55

     High availability (uptime)

     Our data operations center is designed to promote high availability. We use industry leading hardware and service providers with proven compatibility, which allows us to maintain availability during system maintenance. These providers include Cisco ISP class networking hardware, software and security; Red Creek and Cisco hardware accelerated virtual private networks; Sprint, Electric Light Wave and UUNet Internet service providers; Sun Enterprise UNIX servers and arrays; Dell multi-processor Intel based NT servers; Microsoft operating systems, security, SMS and applications; Oracle databases; Vitria middleware; and Oracle, BroadVision and Necho applications.

     Flexible application hosting and integration capability

     Our integrated systems model is designed to provide seamless integration of industry leading Internet-based applications. In addition, we also have the ability to deliver traditional client-server and "terminal-based" applications. We have the ability to host a wide range of business applications on industry leading operating system platforms that include Sun Solaris and Microsoft NT.

     We support contemporary Web-enabled software applications that are designed to give the modern "terminal," or Web browser, on a user's desktop secure access to remote application servers at the hosting site. Moreover, the VPN-based integration of our local area networks, or LANs, with our customers' LANs also allows us to run software applications that were originally only designed to run on private LANs or WANs. This class of software includes client-server-based applications such as M.A.R.S. or Oracle Financial Applications, and terminal based applications such as S.T.A.R.

     This cost-effective and secure VPN with our clients and us enables us to initiate printing from desktops or our servers to local printers at our, and our clients' remote sites. It also enables us to seamlessly integrate our hosted applications, those of third-party partners, and our customers' applications that they have chosen not to outsource, as if they were all on the same LAN in the same data center.

Sales and Marketing

     We market our services through a direct sales organization based in the United States. Our sales force is organized by industry, with each sales professional having responsibility for one or more target industries. We believe that having an industry focus allows our sales professionals to leverage their experience to deliver a better solution to existing and prospective clients.

     Our sales force has, on average, 15 years of business experience. Because the sale of our services requires a strong understanding of business functions as well as the use of technology to facilitate business process and decision support, we recruit our sales force from sources of those skills. For example, two of our sales personnel each had over ten years experience at Arthur Andersen LLP, including our Senior Vice President, Sales and Marketing who was previously a partner at Arthur Andersen.

     Our marketing strategy includes building awareness of our brand and developing strategic partner relationships. To this end, we launched a comprehensive advertising campaign, which began in September 1999. This campaign began with print advertisements and radio commercials in Northern California. We recently expanded this campaign nationally. We will continue to target emerging growth and middle-market companies. In addition, we plan to continue to direct a large part of our marketing dollars towards the venture capital community, attorneys, CPAs and financial institutions that work with our target companies.

                                  Page 9 of 57
                  The Index to Exhibits is located at Page 55

     Financial Outsourcing

     Our primary focus is to target early stage and middle market companies, which we believe are more likely to be receptive to our service offerings. Typically, there is less initial risk of adoption for early stage companies because these companies generally do not have a significant investment in hardware, software and human resource infrastructure. Additionally, we believe that our solution is attractive to early stage companies because it requires minimal up-front cost, is an economical ongoing solution, and is designed to scale in a manner that is transparent to the client and which allows the client to manage its growth more effectively. Moreover, early stage and middle market companies can exhibit above average business growth, which can result in increased service revenue as we expand our relationships with them.

     M.A.R.S. and S.T.A.R.

     We currently market our M.A.R.S. software and services to the mutual fund and variable annuity industries, money management firms and banks that sponsor mutual funds. We plan to expand the industries to which we market our M.A.R.S. software and service to include insurance and no-load mutual fund companies. Our strategy is to emphasize hosting M.A.R.S. in our data centers while continuing to offer M.A.R.S. as a licensed software product to our clients that prefer a software-only solution. We market our S.T.A.R. service to sponsors of limited partnerships and real estate investment trusts. We will continue to devote resources to the marketing of our S.T.A.R. services and intend to pursue additional sales opportunities as they arise.

Clients

     As of December 31, 1999, we had 50 clients with signed service contracts or letters of intent, including 47 unaffiliated clients and three clients that are affiliated with Phoenix Leasing. Of the unaffiliated clients, 23 were Financial Outsourcing clients, 10 were M.A.R.S. clients and 14 were S.T.A.R. clients. Set forth below is a representative list of our unaffiliated clients.

--------------------------------------------------------------------------------------------------------------
     Financial Outsourcing Clients                S.T.A.R. Clients                       M.A.R.S. Clients
--------------------------------------------------------------------------------------------------------------

        Air Transport Leasing                   Coordinated Services                    Aeltus Investments

             Blackstone                            First Winthrop                    Heritage Asset Management

    GE Capital Aviation Services/           GE Capital Aviation Services/              John Hancock Advisors
       Aircraft Finance Trust                           PIMC

         GE Capital Aviation                 Starwood Hotels and Resorts                  The Alger Fund
            Services/PIMC

       Thomas Weisel Partners                        W.P. Carey                          Wells Fargo Bank
--------------------------------------------------------------------------------------------------------------



     Our five largest clients accounted for 59% of our total revenue in 1999, 75% in 1998 and 88% in 1997. See "Risk Factors - Our operating results depend on our relationships with a limited number of clients. As a result, the loss of a single client may seriously harm our operating results."

     We believe that our high quality service is the reason why we have never lost a Financial Outsourcing client because of service or pricing issues. Our client contracts can generally be terminated without significant penalties for cancellation.

                                 Page 10 of 57
                  The Index to Exhibits is located at Page 55

Business Partners

     In developing our service offerings, we have formed relationships with some of the leading product and service providers whose offerings support essential business processes. These partners include Oracle, Necho, Cisco, Sun, BroadVision, Vitria, and Core Technology Group.

     We believe that we can help establish our partners in markets that are difficult to reach. Early stage and middle market companies are unlikely to purchase a leading ERP solution directly from the ERP application vendor because of the significant resource commitments that implementing such an application requires. However, these companies may purchase a financial and management reporting solution from us because we offer an outsourced, turn-key solution that substantially reduces the resource commitments necessary to implement an ERP application. As a result, our business partners benefit from increased market share, and their ability to expand the relationships that we have initiated into difficult to reach markets.

     Each of our agreements with our software application partners allows us to deploy packaged application software as a service. While our clients are not required to establish a separate licensing arrangement for the applications, our client contracts require the client to acknowledge that they are a sublicensee and are subject to certain restrictions regarding use of the applications. We plan to enter into additional agreements with other software vendors from time to time.

     Each of our key business relationships is described below:

     Oracle Corporation. We have a contract with Oracle that permits us to license its applications and use the software for the benefit of our clients. The contract requires that we pay a one-time software license fee and annual maintenance fees, and pay additional amounts incrementally as we add users. The contract continues for a perpetual term.

     Necho Systems Corp. We have an agreement with Necho that permits us to license its Web-based travel and expense reporting application, NavigatER, and use the software for the benefit of our customers. This agreement requires that we pay an initial software license fee, and pay additional amounts incrementally as we add users. This agreement is for a perpetual term. In addition, the agreement permits us to privately label the application. Necho has also agreed to provide us with product demonstrations, collateral materials, sales force training and sales and technical support. Finally, we have agreed to co-market our products and services and Necho has established a referral link on their Web site to ours for prospective clients with fewer than 200 users.

     Cisco Systems, Inc. We purchase equipment and services from Cisco for use in our data operations center as well as at client locations. We have conferred with Cisco technical personnel on the design of our VPN communication solution. As a result of meeting Cisco's stringent criteria for quality of service and support, we have been designated as a Cisco Powered Network Partner. As a result of our Cisco Powered Network Partner designation, we are eligible for co-marketing programs, technology sharing benefits and joint selling benefits.

     Sun Microsystems, Inc. We purchase equipment and services from Sun for use in our data center. Sun has assigned us "named account" status, a status that is reserved for accounts that Sun has determined merit dedicated special technical and business support. Being designated a "named account" gives us the following benefits:

     o   executive level discussions of Sun's technical and business plans;

     o free technical design, capacity planning, evaluation equipment and systems implementation; and

                                 Page 11 of 57
                  The Index to Exhibits is located at Page 55

     o special payment terms for Sun's largest servers, allowing us to install fully loaded servers with excess performance and scalability, with tiered payments deferred until hardware resources are actually used.

     BroadVision, Inc. We have a relationship with BroadVision under which we license the entire suite of BroadVision One-To-One e-business applications for one-to-one customer relationship management. We intend to integrate BroadVision with our clients' existing back office operations and outside supply chain or third-party service providers. We believe that this integration will extend our Financial Outsourcing service to include integrated e-commerce solutions.

     Vitria Technology, Inc. We have a relationship with Vitria, an e-business platform provider, pursuant to which we license Vitria's BusinessWare software. We are currently integrating this software into our financial outsourcing service. When this integration is complete, this integrated service offering will allow our clients to exchange information over the Internet among applications, customers, third-party vendors and accounting functions. We believe that this relationship will provide greater flexibility in the expansion of products and services we provide now and in the future.

     Core Technology Group, Inc. Core Technology Group provides to us various Oracle technology consulting services. We have entered into a relationship whereby we have agreed to use Core Technology Group for implementation and integration services on any prospective clients they refer to us with whom we ultimately sign a contract.

     Imperial Bank. We have a relationship with Imperial Bank's Emerging Growth Division which gives us periodic opportunities to meet with its lenders and business developers to educate them about our service offerings. We have agreed to pay Imperial fees for clients it refers to us with whom we ultimately sign contracts.

Competition

     The market for outsourced financial and management reporting solutions is extremely competitive. We anticipate that competition will continue to intensify as the use of the Internet grows. In the market for outsourced financial process and management reporting solutions, we anticipate that we will compete on the basis of service, performance, experience, price, software functionality, ability to attract professional staff and overall network design. With respect to service, we believe that we have a competitive advantage because we combine both information technology outsourcing and finance, accounting and transaction processing outsourcing. With respect to experience, we believe that we have a competitive advantage because we have provided outsourced financial and management reporting solutions since 1972. With respect to price, we believe that we have a competitive advantage because we have negotiated relatively favorable terms with Oracle, Necho, BroadVision and other vendors that supply components to our system. With respect to our ability to attract professional staff, we believe that we have a competitive advantage because of the career paths that we are able to offer to our professional staff. While our potential competitors come from many industry segments, we believe no single company provides the cost-effective, single-source financial and management reporting solution that we provide. Although we believe that we have several competitive advantages with respect to our potential competitors, we cannot assure you that we will be able to compete successfully in our selected markets. See "Risk Factors -- The markets we serve are highly competitive and many of our competitors have much greater resources" and "Risk Factors -- Our growth will be limited if we are unable to attract and retain qualified personnel."

     Prospective competitors include the following:

     Application service providers. Our potential competitors include application service providers such as USInternetworking, NaviSite, Oracle and Corio. Oracle, a business partner of ours, recently introduced a hosted service

                                 Page 12 of 57
                  The Index to Exhibits is located at Page 55
offering based on its Web-enabled enterprise resource planning software that it markets directly to middle market companies. Some of these companies have significantly greater market presence, brand recognition, and financial, technical and personnel resources than we do.

     Accounting firms. Our potential competitors include international, national and regional accounting firms who provide systems integration and outsourced finance and accounting services for their clients. Many of these firms have greater name recognition or more extensive experience than we do. PricewaterhouseCoopers LLP, KPMG LLP, and Ernst & Young LLP, among others, provide professional consulting services in the use and integration of software applications in single project client engagements and provide outsourced finance and accounting services.

     Software and systems integrators. Our potential competitors, who include national, regional, and local commercial systems integrators who bundle their services with software and hardware providers and perform a facilities management outsourcing role for the customer, generally have greater name recognition or more extensive experience than we do. EDS, Perot Systems, Andersen Consulting and PricewaterhouseCoopers LLP, among others, provide professional consulting services in the use and integration of software applications in single-project client engagements. Large systems integrators may establish strategic relationships with software vendors to offer services similar to our Financial Outsourcing offerings. We expect that regional systems integrators are likely to compete with us. Additionally, regional systems integrators may align themselves with ISPs to offer complex Web site management combined with professional implementation services.

     Hardware and software companies. Our potential competitors include hardware and software companies providing packaged application solutions as well as network infrastructure. In order to build market share, both hardware and software providers may establish strategic relationships in order to enhance their service offerings. Oracle, a business partner of ours, recently introduced a hosted service offering based on its Web-enabled enterprise resource planning software that it markets directly to middle market companies. IBM Solutions currently provides applications outsourcing around its Lotus Notes products and delivers the service via the IBM network infrastructure. J.D. Edwards & Company, a developer of enterprise resource planning software, has announced that it will offer its software in an outsourced model. SAP AG has formed an outsourcing organization to develop key partnerships with leading consulting firms with the intent of offering SAP software. We believe that additional hardware and software providers, potentially including our strategic partners, may enter the outsourcing market in the future.

     Other potential competitors. It is possible that new competitors or alliances may emerge and gain market share. Such competitors could materially affect our ability to obtain new contracts. Further, competitive pressure could require us to reduce the price of our products and services thus affecting our business, financial condition and operating results.

Employees

     As of December 31, 1999, we had 221 full-time employees, including 26 in sales and marketing, seven in management, 165 in operations and 23 in research and development. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

                                 Page 13 of 57
                  The Index to Exhibits is located at Page 55

                                  RISK FACTORS

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions, and the assumptions underlying or relating to any of these statements. These statements may be identified by the use of words such as "expect," "anticipate," "intend" and "plan." Our actual results may differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report.

                      Risks Associated With Our Operations

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

     In addition, growth in, demand for and acceptance of Internet-based software applications and business process outsourcing solutions, including our Financial Outsourcing service, by early stage and middle market companies is highly uncertain. It is possible that our outsourced business information solutions may never achieve market acceptance. If the market for our services does not grow or grows less than we currently anticipate, our business, financial condition and operating results would be seriously harmed.

Our Financial Outsourcing service is targeted at early stage and middle market companies, which may be more likely to be acquired or to cease operations than other companies. As a result, our client base may be more volatile than the client bases of companies whose client bases consist of more established companies.

     Our Financial Outsourcing service is targeted at early stage and middle market companies, which may be more likely to be acquired or to cease operations than other companies. As a result, our client base may be more volatile than the client bases of companies whose client bases consist of more established companies. We have lost six unaffiliated clients to date, including two because the clients were acquired and three because the clients ceased operations. If we experience greater than expected client turnover, either because our clients are acquired, cease operations or for any other reason, our business, financial condition and operating results could be seriously harmed.

Our growth will be limited if we are unable to attract and retain qualified personnel.

     We must continue to attract and retain qualified information technology, accounting, finance and transaction processing professionals in order to perform services for our existing and future clients. The personnel capable of filling

                                 Page 14 of 57
                  The Index to Exhibits is located at Page 55 these positions are in great demand and recruiting and training them requires substantial resources. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to pay higher compensation for employees than we currently expect. We cannot assure you that we will succeed in attracting and retaining the personnel we need to grow.

Our current and historical financial information may not be comparable to our future financial results.

     Our historical revenues were derived primarily from services that we do not expect to be the focus of our business in the future. We introduced our S.T.A.R. services and our original Financial Outsourcing service in 1993. Our Web-enabled Financial Outsourcing service and our hosted M.A.R.S. service were introduced in November 1998 and August 1999, respectively. For the years 1998 and 1999, we derived approximately 67% and 50%, respectively, of total revenue from our S.T.A.R. services. For the years 1998 and 1999, we derived approximately 1% and 25%, respectively, of total revenue from the sale of software, including license fees and related services. Because our historical revenues were derived from a different type of service than the services that we plan to emphasize in the future, our historical financial results may not be comparable to our future financial results. In addition, our M.A.R.S. and S.T.A.R. services are marketed to specialized financial services clients. Our Financial Outsourcing services are marketed to a broader, less specialized market than either of our M.A.R.S. or S.T.A.R. services. We may be unsuccessful in our efforts to market to this target market.

     In August 1999 we began to market M.A.R.S. as a hosted application in which our clients can outsource to us several functions, including database management, call center services, telemarketing services and sales transaction processing. Our strategy is to emphasize hosting M.A.R.S. in our data centers while continuing to offer M.A.R.S. as a licensed software product to our clients that prefer a software-only solution. As a result, we expect that software license fees will decline as a percentage of revenues as we add clients to our outsourced M.A.R.S. services and devote greater resources to our other outsourced financial and management reporting services.

We expect to continue to incur losses and experience negative cash flow.

     We expect to have significant operating losses and to record significant net cash outflow on a quarterly and annual basis. Our business has not generated sufficient cash flow to fund our operations without requiring external sources of capital. Starting our company and building our network required substantial capital and other expenditures. As a result, we reported net loss from operations of $23.1 million for the period from January 1, 1997, the date on which we began operations as a separate company, through December 31, 1999, and reported net cash used in operating and investing activities of $20.2 million for the same period. Further developing our business and expanding our network will require significant additional capital and other expenditures. We may not be able to obtain additional capital on terms favorable to us or at all.

Our stock price could fluctuate dramatically because of fluctuations in our quarterly operating results. This could result in substantial losses to investors.

     Period-to-period comparisons of our operating results may not be a good indication of our future performance. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts or investors. In that event, our stock price would likely fall significantly. As a result of the evolving nature of the markets in which we compete, we may have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations or cause our operating results to fluctuate, including:

                                 Page 15 of 57
                  The Index to Exhibits is located at Page 55

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

     Stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our Class A common stock. The market prices of the securities of Internet-related and technology-related companies have been especially volatile. The closing price of our Class A common stock, for example, has fluctuated between $5.62 and $25.37 since our initial public offering in October 1999. In addition, if our performance falls below the expectations of securities analysts or investors, the price of our Class A common stock will likely fall significantly.

Our operating results depend on our relationships with a limited number of clients. As a result, the loss of a single client may seriously harm our operating results.

     Our results of operations and our business depend on our relationships with a limited number of large clients. As a result, the loss of a single client may seriously harm our operating results. Set forth below is the percentage of revenues during 1999, 1998 and 1997 for each of our clients that accounted for more than 10% of our revenues and for our ten largest clients combined:

                                            Year Ended December 31,
                                            -----------------------
                                          1999        1998        1997
                                          ----        ----        ----
Phoenix Leasing (an affiliate)             24%         41%         48%
GE Capital Aviation Services/PIMC           9%         20%         23%
John Hancock Advisors                      16%         --          --
Total of ten largest clients combined:     77%         86%         97%

     We cannot assure you that we will be able to maintain our historical rate of growth or our current level of revenues derived from any of our clients or markets in the future. The termination of our business relationships with any of our significant clients or a material reduction in the use of our services by any of our significant clients, could seriously harm our business and operating results.

We rely on third parties to supply us with the software, hardware and services necessary to provide our services. The loss of any of this third party software, hardware or services may be difficult to replace and may harm our operating results.

     A substantial portion of the software that is integrated into our services is licensed from third parties, including Oracle Corporation, Necho Systems Corp., BroadVision, Inc. and Vitria Technology, Inc. If we were to lose the right to use the software that we have licensed from Oracle, Necho, BroadVision,

                                 Page 16 of 57
                  The Index to Exhibits is located at Page 55

Vitria or other third parties, our operations would be seriously harmed. Our agreements with our software vendors are non-exclusive. Our vendors may choose to compete with us directly. Oracle, for example, is now offering a Web-enabled version of its enterprise resource planning software that it markets directly to middle market businesses. Our vendors may also enter into strategic relationships with our competitors. These relationships may take the form of strategic investments, or marketing or other contractual arrangements. Our competitors may also license and utilize the same technology in competition with us. We cannot assure you that the vendors of technology used in our products will continue to support this technology in its current form. We also cannot assure you that we will be able to adapt our own offerings to changes in this technology. In addition, we cannot assure you that the financial or other difficulties of our vendors will not adversely affect the technologies incorporated into our services, or that if these technologies become unavailable we will be able to find suitable alternatives.

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

     We derived approximately 25% of our revenues from licensing our M.A.R.S. software product during the year ended December 31, 1999. Our clients rely on this software to perform critical business functions such as sales and expense tracking and fulfillment/inventory tracking. Because our clients depend on our M.A.R.S. software for their critical systems and business functions, any interruptions caused by unknown defects in our software could damage our reputation, cause our clients to initiate product liability suits against us, divert our research and development resources, cause us to lose revenue or delay market acceptance of any outsourced business service that is based on this software. Any of these things could harm our business. Our software may contain errors or defects, particularly when new versions or enhancements are released. We may not discover software defects that affect our current software or enhancements until after they are sold. Although we have not experienced any material software defects to date, any defects could cause our clients to experience severe system failures.

                                 Page 17 of 57
                  The Index to Exhibits is located at Page 55

     The software applications that we license from Oracle, Necho, BroadVision, Vitria and other third parties and integrate into our service offerings may contain defects when introduced or when new versions or enhancements are released. We cannot assure you that software defects will not be discovered in the future. If our services incorporate software that has defects and these defects adversely affect our service offerings, our business, reputation and operating results may be harmed.

The markets we serve are highly competitive and many of our competitors have much greater resources.

     Our current and potential competitors include applications service providers, systems integrators, and software and hardware vendors. Our competitors, who may operate in one or more of these areas, include companies such as Andersen Consulting, DIGEX, Inc., Exodus Communications, Inc., International Business Machines Corporation, Navisite, Inc., PricewaterhouseCoopers LLP, and USInternetworking, Inc. Some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to rapidly gain market share by addressing the needs of our prospective clients. These relationships may take the form of strategic investments or marketing or other contractual arrangements.

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

     Some of our competitors may also be able to provide customers with additional benefits at lower overall costs. We cannot be sure that we will be able to match cost reductions by our competitors. In addition, we believe that there is likely to be consolidation in our markets, which could increase price and other competition in ways that could seriously harm our business, financial condition and operating results. Finally, there are few substantial barriers to entry, and we have no patented technology that would bar competitors from our market. See "Business -- Competition."

We rely on rapidly changing technology and must anticipate new technologies.

     The technologies in which we have invested are rapidly evolving. As a result, we must anticipate and rapidly adapt to changes in technology to keep pace with the latest technological advances that are likely to affect our business and competitive position. For example, we recently adapted our Financial Outsourcing service, which formerly used a client-server communications architecture, to use an Internet communications architecture. Our future success will depend on our ability to deploy advanced technologies and

                                 Page 18 of 57
                  The Index to Exhibits is located at Page 55 respond to technological advances in a timely and cost effective manner. Even if we are able to deploy new technologies in a timely manner, we are likely to incur substantial cost in doing so. If we are unable to develop or successfully introduce new technology on an as needed basis or if we are unable to do so in a cost effective manner, our business, financial condition and operating results would be seriously harmed.

We recently began to expand very rapidly and managing our growth may be difficult.

     In mid-1999, we began to aggressively expand our operations. To the extent that our business continues to grow both geographically and in terms of the number of products and services we offer, we must:

     o   expand, train and manage our employee base effectively;

     o   enlarge our network and infrastructure to accommodate new clients;

     o expand our infrastructure and systems to accommodate the growth of our existing clients; and

     o   improve our management, financial and information systems and controls.

     We must recruit qualified information technology personnel, for which there is high demand and short supply. In addition, we must recruit qualified accounting, finance and transaction processing personnel, which are also in high demand. During the second half of 1999, we opened eight new offices outside northern California. In addition, we plan to open additional sales offices and a data center outside of California. We have little experience operating a multi-office business.

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

     Our success depends in significant part on the continued services of our senior management personnel. Gus Constantin, our chairman and chief executive officer, founded us and our predecessor business more than 27 years ago. Bryant Tong, our president and chief operating officer, has worked for us and our predecessor business for more than 16 years. David Brunton, our senior vice president of operations, has worked for us and our predecessor business for more than 13 years. Losing one or more of our key executives could seriously harm our business, financial condition and operating results. We cannot assure you that we will be able to retain our key executives or that we would be able to replace any of our key executives if we were to lose their services for any reason. If we had to replace any of our key executives, we would not be able to replace the significant amount of knowledge that many of our key executives have about us.

We could be harmed if our products, services or technologies are not compatible with other products, services or technologies.

     We believe that our ability to compete successfully also depends on the continued compatibility of our services with products, services and network architectures offered by various vendors. If we fail to conform to a prevailing or emerging standard, our business, financial condition and operating results could be seriously harmed. We cannot be sure that their products will be compatible with ours or that they will adequately address changing customer

                                 Page 19 of 57
                  The Index to Exhibits is located at Page 55 needs. We also cannot be sure what new industry standards will develop. We cannot assure you that we will be able to conform to these new standards quickly enough to stay competitive. In addition, we cannot assure you that products, services or technologies developed by others will not make our products, services or technologies noncompetitive or obsolete.

If we do not effectively address our market, we may never realize a return on the investments we have made to execute our strategy.

     We have made substantial investments to pursue our strategy. These investments include:

     o developing relationships with particular software providers, including Oracle, Necho, BroadVision and Vitria;

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

We may be liable if we lose client data from natural disasters, security breaches or for any other reason.

     We currently conduct all of our data processing and network operations at our facility in San Rafael, California. In the event of a catastrophic disaster at our San Rafael data operations center, SunGard Recovery Services Inc. will provide business resumption of our critical systems at its data center in Philadelphia.

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

     Our operations are dependent on SunGard being able to successfully provide back-up processing capability if we are unable to protect our computer and network systems against damage from a major catastrophe such as an earthquake or

                                 Page 20 of 57
                  The Index to Exhibits is located at Page 55 other natural disaster, fire, power loss, security breach, telecommunications failure or similar event. We cannot assure you that the precautions that we have taken to protect ourselves against these types of events will prove to be adequate. If we suffer damage to our data or operations center, experience a telecommunications failure or experience a security breach, our operations could be seriously interrupted. We cannot assure you that any such interruption or other loss will be covered by our insurance. Any such interruption or loss could seriously harm our business and operating results.

Gus Constantin can exert substantial control over our company.

     Gus Constantin, our founder, chairman and chief executive officer, owns all of the shares of our Class B common stock, each share of which entitles him to five votes on most stockholder actions. As a result, Mr. Constantin controls 89.9% of the combined voting power of both classes of our common stock. Holders of Class A common stock are entitled to one vote per share and in the aggregate have 10.1% of the combined voting power of both classes of our common stock. As a result of his stock ownership, Mr. Constantin can, without the approval of our public stockholders, take corporate actions that could conflict with the interests of our public stockholders, such as:

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

Item 2.         Facilities

     Our principal executive offices are located in San Rafael, California, in a 40,000 square-foot facility that is leased from an affiliate. The lease term expires in July 2001 with five successive options to renew for one year terms.

     We entered into a lease in 1999 for a 67,482 square foot facility located in Alameda, California to accommodate expected growth in staff. The lease term expires in December 2006. In addition, we lease sales offices in Austin, Texas; Kirkland, Washington; Newton, Massachusetts; Sacramento, California; Schaumburg, Illinois; Scottsdale, Arizona; Stamford, Connecticut; Upper Saddle River, New

                                 Page 21 of 57
                  The Index to Exhibits is located at Page 55

Jersey; Vienna, Virginia; and Westlake Village, California. These leases are typically for executive suite type space with a term of less than one year with options to renew for set periods. The aggregate lease expense for all facilities in 1999 was approximately $651,000.

Item 3.         Legal Proceedings

     We are not currently involved in any material legal proceedings. We are not aware of any legal proceedings threatened against us. We are, however, party to various legal proceedings and claims from time to time arising in the ordinary course of business. We do not expect that the results in any of these legal proceedings will seriously harm our business or results of operations.

Item 4.         Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 1999.

                                 Page 22 of 57
                  The Index to Exhibits is located at Page 55

                                     PART II

Item 5.         Market for Registrant's Common Stock and Related Stockholder
                Matters

Market Information

     Our Class A common stock began trading on the Nasdaq National Market on October 14, 1999 under the symbol "RPCX." The following table lists quarterly price information based on the high and low closing prices for our Class A common stock as reported by the Nasdaq National Market for the periods indicated below. These prices do not include retail markups, markdowns or commissions.

                                                         High          Low
                                                         ----          ---
2000
     First Quarter (through March 3, 2000)              $25.38        $13.56
1999
     Fourth Quarter (from October 14, 1999)              21.38          5.63

     As of March 3, 2000, there were approximately 29 holders of record of our Class A common stock although there are a larger number of beneficial holders and one holder of record of our Class B common stock. On March 3, 2000, the last reported sale price on the Nasdaq National Market for our Class A common stock was $18.813.

Dividend Policy

     On September 12, 1999, we paid a dividend of $1,000,000 in the form of a secured note payable to our then sole stockholder. This note was repaid in October 1999 from the proceeds of our initial public offering. Except for the dividend described above, we have never declared or paid dividends on our capital stock and do not anticipate paying any dividends in the foreseeable future. We currently intend to retain any future earnings for the expansion and operation of our business.

Use of Proceeds

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

     We incurred approximately $3.2 million in total expenses in connection with
the  Offering,   comprised  of  approximately   $2.2  million  in  underwriters'
commissions and $1.0 million in other expenses.

     After deducting expenses of the Offering, the net offering proceeds to us were $28.8 million. The approximate amount of net offering proceeds used through December 31, 1999 was $6.6 million to repay outstanding promissory notes to our majority stockholder, $4.2 million in capital additions and approximately $2.2 million for general corporate purposes, including working capital. The remaining net proceeds have been invested in short-term cash instruments pending final deployment. We currently estimate that the remaining net proceeds of the offering will be used as follows:

     o    15% to 25% for capital expenditures; and

     o    55% to 65% for general corporate purposes, including working capital.

                                 Page 23 of 57
                  The Index to Exhibits is located at Page 55

     As of the date of this Form 10-K, we can only estimate the particular uses for the net proceeds received from the Offering. As a result, the foregoing estimates and our use of proceeds are subject to change at our management's discretion. The amounts actually expended for each of the purposes listed above may vary significantly depending upon a number of factors, including the progress of our marketing programs and capital spending requirements.

Item 6.         Selected Financial Data

     The following selected financial data should be read with our consolidated financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document. The consolidated statement of operations data for the fiscal years ended December 31, 1996, 1997, 1998, and 1999 and the consolidated balance sheet data at December 31, 1997, 1998 and 1999, are derived from our consolidated financial statements which have been audited by Arthur Andersen LLP, our independent public accountants, and, except for the consolidated statement of operations as of December 31, 1996 and the consolidated balance sheet dated December 31, 1997, are included elsewhere in this document. The consolidated statement of operations data for the fiscal year ended December 31, 1995, and the consolidated balance sheet data at December 31, 1995 and 1996 are derived from our unaudited consolidated financial statements. Our unaudited consolidated financial statements have been prepared on a basis consistent with our audited consolidated financial statements. Please be advised that historical results are not necessarily indicative of the results to be expected in the future, and results of interim periods are not necessarily indicative of results to be expected in the future.

                                 Page 24 of 57
                  The Index to Exhibits is located at Page 55

                    CONSOLIDATED STATEMENT OF OPERATIONS DATA
                    (in thousands, except per share amounts)

                                                                     Year Ended December 31,
                                             ----------------------------------------------------------------------
                                                  1999          1998           1997          1996          1995
                                             -------------  ------------  ------------  ------------   ------------
                                                                                                        (Unaudited)

Revenue:
     Contract service revenue                $    4,001     $    2,465    $    2,255    $    1,175     $     896
     Contract service revenue - affiliate         2,772          2,182         3,085          -             -
     Software revenue                             2,300             39          -             -             -
                                             ----------     ----------    ----------    ----------     ---------
Total revenue                                     9,073          4,686         5,340         1,175           896
                                             ----------     ----------    ----------    ----------     ---------

Operating Expenses:
     Cost of providing services                   5,859          4,304         3,052           570           442
     Cost of providing software revenue             901            455          -             -             -
     General and administrative                   4,554          1,963         1,823           298           222
     Research and development                     3,185          2,181           566          -             -
     Client acquisition                           5,278          1,144           547           418           347
     Depreciation and amortization                  943            307           133            12             8
     Stock-related compensation                   5,007           -             -             -             -
                                             ----------     ----------    ----------    ----------     ---------
Total operating expenses                         25,727         10,354         6,121         1,298         1,019
                                             ----------     ----------    ----------    ----------     ---------

Loss from Operations                            (16,654)        (5,668)         (781)         (123)         (123)
Other income                                        174             11            41          -             -
                                             ----------     ----------    ----------    ----------     ---------
Net Loss                                     $  (16,480)    $   (5,657)   $     (740)   $     (123)    $    (123)
                                             ==========     ==========    ==========    ==========     =========

Basic and diluted net loss per share         $    (2.05)    $    (0.79)   $    (0.10)   $    (0.02)    $   (0.02)
Shares used in computing basic and
     diluted net loss per share                   8,055          7,200         7,200         7,200         7,200


                                           CONSOLIDATED BALANCE SHEET DATA
                                      (in thousands, except per share amounts)

                                                                   Year Ended December 31,
                                             ----------------------------------------------------------------------
                                                  1999          1998           1997          1996          1995
                                             -------------  ------------  ------------  ------------   ------------
                                                                                          (Unaudited)   (Unaudited)

Cash and cash equivalents                    $   15,780     $      503    $      106    $     -        $    -
Accounts receivable                                 981            601           889           303           300
Property and equipment, net                       6,287            694           686           256           250
Other assets                                      1,005             24            51          -             -
Total assets                                     24,053          1,822         1,732           559           550
Accounts payable and accrued liabilities          3,110          1,195           874           361           369
Deferred revenue                                    994            627          -             -             -
Total liabilities                                 4,104          1,822           874           361           369
Stockholders' equity                             19,949           -              858           198           181


                                 Page 25 of 57
                  The Index to Exhibits is located at Page 55

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our financial statements and the notes appearing elsewhere in this report. The following discussion contains forward-looking statements. Our actual results may differ materially from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include those discussed in "Risk Factors" and elsewhere in this report.

Overview

     ReSourcePhoenix.com provides outsourced financial and management reporting, accounting management, transaction processing and record keeping services. We allow our clients to focus on their core businesses by outsourcing the infrastructure and operations of these critical back-office functions.

     Our operating subsidiary, ReSource/Phoenix, Inc., commenced operations on January 1, 1997. Before this time, we operated as part of Phoenix Leasing Incorporated, a commercial lender and sponsor and syndicator of publicly-traded limited partnerships. In August 1999, we reorganized into a holding company structure. As a result, we currently conduct all of our operations through our wholly-owned subsidiary ReSource/Phoenix, Inc.

     At the time of our formation, we provided information technology, accounting, finance and transaction processing services to entities affiliated with Phoenix Leasing which had at that time total combined assets of more than $200 million. We currently provide services to three clients affiliated with Phoenix Leasing. Financial information for periods prior to January 1, 1997 have been derived from the financial statements of Phoenix Leasing using principles of carve-out accounting.

     We introduced our S.T.A.R. and our original Financial Outsourcing, formerly ReFOCOS, services in 1993. Using our S.T.A.R. service, we perform a variety of investor relations functions for sponsors of limited partnerships and real estate investment trusts. Using our original Financial Outsourcing service, we perform a wide variety of accounting, finance, transaction processing and other related services for our clients. Our original Financial Outsourcing and S.T.A.R. services are based on point-to-point client-server technology.

     In March 1999, we began licensing our M.A.R.S. software, which is a customer relationship management application aimed at the mutual fund and variable annuity industries. All of our software clients have entered into annual software maintenance and support contracts. The first of these contracts comes up for renewal in the second quarter of 2000.

     We introduced our Web-enabled Financial Outsourcing service and our hosted M.A.R.S. service in November 1998 and August 1999, respectively. Our Web-enabled Financial Outsourcing service is similar to our original Financial Outsourcing service, except that clients can now access the service using conventional Internet browser software. We successfully implemented the first hosted M.A.R.S. client during the fourth quarter of 1999. With the hosted M.A.R.S. service offerings, we install and maintain the M.A.R.S.
software in our data operations center for our clients.

     Contract service revenue. We derive contract service revenue primarily from fees to provide monthly information technology, accounting, finance and transaction processing for services related to Financial Outsourcing and S.T.A.R., including one-time installation fees, and fees for maintenance and hosting services for M.A.R.S clients. We recognize monthly fees as these services are performed and installation fees on a percentage of completion basis, except those related to the sale of software.

                                 Page 26 of 57
                  The Index to Exhibits is located at Page 55

     Contract service revenue -- affiliate. We derive contract service revenue from affiliates by providing our S.T.A.R. and Financial Outsourcing service to certain affiliate companies. Prior to August 1, 1999, we charged our affiliates the fully allocated cost to provide such services. Effective August 1, 1999, we increased our fees to affiliates to reflect a market rate. We recognize affiliate revenue in the same manner as our contract service revenue.

     Software revenue. We derive software revenue from software license fees, consulting services, and training for our M.A.R.S. software. Software license fee revenue consists principally of up-front license fees earned from the licensing of the M.A.R.S. software and related implementation and installation. Revenue from up-front software license agreements is recognized in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2. This revenue is recognized when delivery has occurred, collection is deemed probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement. Historically, we licensed our M.A.R.S. product primarily on a perpetual basis. Consulting services and training revenues are recognized as services are performed and accepted by the customers. Maintenance revenue is recognized ratably over the term of the agreement and recorded as an element of contract service revenue. In instances where software license agreements include a combination of consulting services, training and maintenance, these separate elements are unbundled from the agreement based on the element's fair value. In the fourth quarter of 1999, we completed the first installation of M.A.R.S. services on a hosted basis. We expect that in the future software revenue will decline as a percentage of total revenue as we devote greater resources to our other outsourced business services

     Components of costs and expenses. Cost of providing services includes salaries and benefits for personnel in our Financial Outsourcing and S.T.A.R. operations groups, fees paid to outside service providers other than implementation service providers and other miscellaneous operating costs. Cost of providing software revenue includes salaries and benefits for personnel in our M.A.R.S. technical support and installation groups and costs related to consulting, training and updates. Prior to the quarter ended June 30, 1998, these costs were recorded as research and development. General and administrative expenses includes salaries and benefits for management personnel, fees paid to outside service providers for corporate-related services and other overhead expenses. Research and development expenses include salaries and benefits for personnel engaged in M.A.R.S. development, consulting fees paid to outside service providers engaged in M.A.R.S. development, miscellaneous costs associated with M.A.R.S. development, and similar types of expenses engaged in application development efforts related to our Financial Outsourcing service. Client acquisition expense primarily includes salaries, benefits and commissions paid to our sales and marketing and implementation personnel, travel expenses of our sales and marketing and implementation personnel, certain advertising expenses and fees paid to outside implementation consultants.

     Stock-related compensation expense. As a result of stock options granted in 1999, we recognized stock-related compensation expense of $5.0 million in 1999.

                                 Page 27 of 57
                  The Index to Exhibits is located at Page 55

Consolidated Results of Operations

     The following table sets forth, for the periods indicated, certain items reflected in our consolidated statements of operations expressed as a percentage of revenue.

                                                     Year Ended December 31,
                                                 ------------------------------
                                                   1999       1998       1997
                                                 --------   --------   --------

Consolidated Statements of Operations Data:
Revenue:
   Contract service revenue...................     44.1%      52.6%      42.2%
   Contract service revenue-- affiliate.......     30.6       46.6       57.8
   Software revenue...........................     25.3        0.8       --
                                                 --------   --------   --------
         Total Revenue........................    100.0      100.0      100.0
                                                 --------   --------   --------
Operating expenses:...........................
   Cost of providing services.................     64.6       91.9       57.2
   Cost of providing software revenue.........      9.9        9.7       --
   General and administrative.................     50.2       41.9       34.1
   Research and development...................     35.1       46.5       10.6
   Client acquisition.........................     58.2       24.4       10.2
   Depreciation and amortization..............     10.4        6.5        2.5
   Stock-related compensation.................     55.2       --         --
                                                 --------   --------   --------
         Total operating expenses.............    283.6      220.9      114.6
                                                 --------   --------   --------
Loss from operations..........................   (183.6)    (120.9)     (14.6)
Other income..................................      1.9        0.2        0.7
                                                 --------   --------   --------
Net loss......................................   (181.7)%   (120.7)%    (13.9)%
                                                 ========   ========   ========

     Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenue. Total revenue increased 94% to $9.1 million in 1999 from $4.7 million in 1998, primarily due to growth in both our Financial Outsourcing service for non-affiliate clients and sales of our M.A.R.S. product.

     Contract service revenue. Contract service revenue increased 62% to $4.0 million in 1999 from $2.5 million in 1998. Financial Outsourcing revenue increased 138% to $1.9 million in 1999 from $0.8 million in 1998. The revenue increase was primarily due to the increase in the number of non-affiliated Financial Outsourcing clients from 11 at December 31, 1998 to 23 at December 31, 1999. S.T.A.R. revenue increased 20% to $2.0 million in 1999 from $1.7 million in 1998. The increase in S.T.A.R. revenue was attributed to the addition of one new client in the year and increased activity for existing clients. The total number of S.T.A.R. clients in 1999 was 14 compared to 13 in the prior year.

     Contract service revenue -- affiliate. Contract service revenue from affiliates increased 27% to $2.8 million in 1999 from $2.2 million in 1998. The increase in contract service revenue from affiliates was primarily due to a change in August 1999 from a fee based on allocated cost to a fee schedule that was reflective of market rates for the services provided.

     Software revenue. Software revenue increased to $2.3 million in 1999 from $39,000 in 1998. This increase was primarily due to the introduction of our current M.A.R.S. release in March 1999. The number of M.A.R.S. clients under contract increased from six at December 31, 1998 to ten at December 31, 1999.

                                 Page 28 of 57
                  The Index to Exhibits is located at Page 55

     Cost of providing services. Cost of providing services increased 36% to $5.9 million in 1999 from $4.3 million in 1998. The increase was primarily due to the increase in the number of clients serviced, which required us to add personnel in our operations group. Increased labor and related benefit expenses accounted for 86% of the increase in our cost of providing services and represented 88% of the total cost of providing services in 1999 and in 1998.

     Cost of providing software revenue. Cost of providing software revenue increased 98% to $0.9 million in 1999 from $0.5 million in 1998. The increase was primarily due to the increase in M.A.R.S. contracts.

     General and administrative expenses. General and administrative expenses increased 132% to $4.6 million in 1999 from $2.0 million in 1998. The increase was primarily due to the hiring of additional management and administrative personnel to support our operations.

     Research and development expenses. Research and development expenses increased 46% to $3.2 million in 1999 from $2.2 million in 1998. The increase was due primarily to hiring additional full-time and contract personnel to develop enhancements and new features to our M.A.R.S software product and conduct application development work for our Financial Outsourcing services.

     Client acquisition expenses. Client acquisition expenses increased 361% to $5.3 million in 1999 from $1.1 million in 1998. The increase was due largely to an incremental salaries and benefits expense of $1.9 million associated with hiring additional sales and implementation personnel for our Financial Outsourcing services and, to a lesser extent, M.A.R.S. Consultant expenses incurred supporting new outsourcing client implementations and the transition of existing clients to our Web-enabled Financial Outsourcing service, together with increased advertising and promotional expenses, also contributed to higher costs in 1999 compared to 1998.

     Stock-related compensation expense. As a result of stock options granted in 1999, we recognized stock-related compensation expense of $5.0 million in 1999.

     Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Revenue. Total revenue decreased 12% to $4.7 million in 1998 from $5.3 million in 1997, primarily due to a decrease in contract service revenue from affiliates from $3.1 million in 1997 to $2.2 million in 1998.

     Contract service revenue. Contract service revenue increased 9% to $2.5 million in 1998 from $2.3 million in 1997. S.T.A.R. revenue increased 6% to $1.7 million in 1998 from $1.6 million in 1997. Financial Outsourcing revenue increased 14% to $0.8 million in 1998 from $0.7 million in 1997. During this period, the number of our S.T.A.R. clients increased to 13 in 1998 from 11 in 1997 and the number of non-affiliate Financial Outsourcing clients increased to 11 in 1998 from five in 1997. A number of the new contract service clients began service late in 1998 so we did not benefit from a full year of revenue from these clients.

     Contract service revenue -- affiliate. Contract service revenue from affiliates decreased 29% to $2.2 million in 1998 from $3.1 million in 1997. This decrease in contract service revenue from affiliates was due to the disposal by an affiliate of certain of its business units for which we provided contract services.

     Software revenue. Software revenue increased from zero in 1997 to $39,000 in 1998. This increase consists of non-refundable installation fees for our M.A.R.S. product.

     Cost of providing services. Cost of providing services increased 41% to $4.3 million in 1998 from $3.1 million in 1997. The increase was primarily due to the increase in the number of clients serviced, which required us to add

                                 Page 29 of 57
                  The Index to Exhibits is located at Page 55 personnel in our operations group and resulted in additional salaries and benefits of $1.2 million for these personnel.

     Cost of providing software revenue. Cost of providing software revenue increased to $0.5 million in 1998 from zero in 1997. The increase was due to the increase in M.A.R.S. contracts.

     General and administrative expenses. General and administrative expenses were essentially unchanged at $2.0 million and $1.8 million in 1998 and 1997, respectively.

     Research and development expenses. Research and development expenses increased 285% to $2.2 million in 1998 from $0.6 million in 1997. The increase was primarily due to hiring additional full-time and contract personnel to develop enhancements and new features to our M.A.R.S software product.

     Client acquisition expenses. Client acquisition expenses increased 109% to $1.1 million in 1998 from $0.5 million in 1997. The increase was primarily due to salaries, benefits and travel expenses of $0.5 million associated with hiring additional sales and implementation personnel for the M.A.R.S. and Financial Outsourcing services as well as costs associated with hiring additional implementation consultants to transition our existing Financial Outsourcing clients to our Web-enabled service.

                                 Page 30 of 57
                  The Index to Exhibits is located at Page 55

Quarterly Results of Operations.

     The following table sets forth selected unaudited quarterly consolidated financial information for each of the eight quarters in the period ended December 31, 1999, as well as such data expressed as a percentage of our revenue for the periods presented. This information has been derived from unaudited consolidated statements of operations data that, in the opinion of management, are stated on a basis consistent with the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information in accordance with generally accepted accounting principles. Certain prior period amounts have been reclassified to conform to the current period presentation. Our results of operations for any quarter are not necessarily indicative of the results to be expected in any future period.

                                                                           Quarter Ended
                                  ------------------------------------------------------------------------------------------------
                                  December 31, September 30, June 30,    March 31, December 31, September 30, June 30,   March 31,
                                      1999        1999         1999        1999        1998        1998        1998        1998
                                  ------------ ------------- --------    --------- ------------ ------------- --------   ---------
                                                                           (In Thousands)

STATEMENT OF OPERATIONS DATA:
Revenue:
   Contract service revenue ....   $  1,262    $    989    $    937    $    813    $    645    $    581    $    575    $    664
   Contract service revenue -- .      1,059         800         435         478         559         589         481         553
   affiliate
   Software revenue ............        281         521       1,408          90           0           0          39        --
                                   --------    --------    --------    --------    --------    --------    --------    --------
     Total revenue .............      2,602       2,310       2,780       1,381       1,204       1,170       1,095       1,217
Operating expense:
   Cost of providing services ..      2,030       1,423       1,378       1,028         916       1,041       1,125       1,223
   Cost of providing software ..        268         231         225         177         187         210          58        --
   revenue
   General and administrative ..      2,085       1,470         488         511         807         489         373         294
   Research and development ....        812       1,022         695         656         956         588         363         274
   Client acquisition ..........      2,805       1,384         613         476         528         262         176         177
   Depreciation and amortization        464         251         137          91          86          80          73          68
   Stock-related compensation ..      3,051      (3,335)      2,933       2,358        --          --          --          --
                                   --------    --------    --------    --------    --------    --------    --------    --------
     Total operating expenses ..     11,515       2,446       6,469       5,297       3,480       2,670       2,168       2,036
                                   --------    --------    --------    --------    --------    --------    --------    --------
Loss from operations ...........     (8,913)       (136)     (3,689)     (3,916)     (2,276)     (1,500)     (1,073)       (819)
Other income (expense) .........        184         (27)          8           9           3          49         (21)        (20)
                                   --------    --------    --------    --------    --------    --------    --------    --------
Net loss .......................   $ (8,729)   $   (163)   $ (3,681)   $ (3,907)   $ (2,273)   $ (1,451)   $ (1,094)   $   (839)
                                   ========    ========    ========    ========    ========    ========    ========    ========


                                                                     As a Percentage of Revenue
                                  ------------------------------------------------------------------------------------------------
                                  December 31, September 30, June 30,    March 31, December 31, September 30, June 30,   March 31,
                                      1999        1999         1999        1999        1998        1998        1998        1998
                                  ------------ ------------- --------    --------- ------------ ------------- --------   ---------
                                                                           (In Thousands)

STATEMENT OF OPERATIONS DATA:
Revenue:
   Contract service revenue....        48.5%        42.8%       33.7%        58.9%       53.6       49.7%        52.5%     54.6%
   Contract service revenue --         40.7         34.6        15.6         34.6        46.4       50.3         43.9      45.4
   affiliate...................
   Software revenue............        10.8         22.6        50.7          6.5        --         --            3.6      --
                                    -------      -------     -------      -------     -------    -------      -------    ------
     Total revenue.............       100.0        100.0       100.0        100.0       100.0      100.0        100.0     100.0
Operating expense:
   Cost of providing services..        78.0         61.6        49.6         74.4        76.1       89.0        102.7     100.5
   Cost of providing software          10.3         10.0         8.1         12.8        15.5       17.9          5.3      --
   revenue.....................
   General and administrative..        80.1         63.6        17.6         37.0        67.0       41.8         34.1      24.2
   Research and development....        31.2         44.2        25.0         47.5        79.4       50.3         33.1      22.5
   Client acquisition..........       107.8         60.0        22.0         34.5        43.9       22.4         16.1      14.5
   Depreciation and amortization       17.8         10.9         4.9          6.6         7.1        6.8          6.7       5.6
   Stock-related compensation..       117.3       (144.4)      105.5        170.8        --         --           --        --
                                    -------      -------     -------      -------     -------    -------      -------    ------
     Total operating expenses..       442.5        105.9       232.7        383.6       289.0      228.2        198.0     167.3
                                    -------      -------     -------      -------     -------    -------      -------    ------
Loss from operations...........      (342.5)        (5.9)     (132.7)      (283.6)     (189.0)    (128.2)       (97.9)    (67.3)
                                    -------      -------     -------      -------     -------    -------      -------    ------
Other income (expense).........         7.1         (1.2)        0.3          0.7         0.2        4.2         (1.9)     (1.6)
Net loss.......................      (335.5)%       (7.1)%    (132.4)%     (282.9)%    (188.8)%   (124.0)%      (99.9)%   (68.9)%
                                    =======      =======     =======      =======     =======    =======      =======    ======

                                 Page 31 of 57
                  The Index to Exhibits is located at Page 55

     Revenue. Our total revenue has fluctuated over the last eight quarters primarily as a result of increases in contract service revenue from affiliates, the introduction of our M.A.R.S. software product in March 1999 and increases in contract service revenue. The increasing revenue, particularly for the three quarters ended December 31, 1999, was also due to the addition of sales and marketing personnel beginning in October 1998.

     Contract service revenue. Contract service revenue increased from $0.7 million for the quarter ended March 31, 1998 to $1.3 million for the quarter ended December 31, 1999 primarily as a result of adding additional Financial Outsourcing clients.

     Contract service revenue--affiliate. Contract service revenue from affiliates historically has fluctuated as a result of the disposition of affiliated entities and more recently due to a change in the third quarter of 1999 from a fee based on allocated cost to fee schedule based on market rates.

     Software revenue. The increase in software revenue was primarily due to the introduction of our current M.A.R.S. release in March 1999 and the increase in dedicated sales personnel. Software revenue in the quarter ended June 30, 1999 includes $0.6 million of revenue deferred in prior periods, which was recognized at the time of final installation and acceptance of our M.A.R.S. product by some of our customers. Prior to 1999, the M.A.R.S. product was in beta testing at client sites. Customer acceptance was contingent upon installation of a final working copy of the software, which occurred during the quarter ended June 30, 1999. As a result, all software revenue was deferred until customer acceptance was received as required under SOP 97-2 except an insignificant amount of non-refundable installation fees. The number of M.A.R.S. clients under contract increased from six at December 31, 1998 to ten at December 31, 1999.

     Cost of providing services. Cost of providing services has generally increased since December 31, 1997. These increases were primarily due to the addition of additional personnel and infrastructure to service new clients and prepare for anticipated growth. Some of these operational infrastructure costs will be spread over future clients and as a result we expect that these costs as a percentage of revenue will decline in the future.

     Cost of providing software revenue. Cost of providing software revenue has generally increased over the eight quarters ended December 31, 1999. This increase has been primarily due to the increase in the number of M.A.R.S. contracts.

     General and administrative expenses. General and administrative expenses have fluctuated on a quarter-to-quarter basis as a result of additional personnel and related infrastructure to service new clients. The increase in general and administrative expenses for the quarter ended December 31, 1998 was primarily the result of an accrual for estimated legal fees. The increase in general and administrative expenses for the quarters ended September 30, 1999 and December 31, 1999 represents additional personnel and support costs underlying current and anticipated client growth.

     Research and development expenses. Research and development expenses have fluctuated due to the hiring of an increased number of outside consultants to complete the development of our M.A.R.S. software product. The increase in research and development expenses for the quarter ended September 30, 1999 was primarily due to hiring additional full-time and contract personnel to develop enhancements and new features to our M.A.R.S. software product and conduct application development work for our Financial Outsourcing services. Development of our M.A.R.S. software product was substantially completed in the quarter ended December 31, 1999. Accordingly, we reduced the number of consultants used during this period, which reduced the amount of our research and development expenses.

                                 Page 32 of 57
                  The Index to Exhibits is located at Page 55

     Client acquisition expenses. Client acquisition expenses have increased on a quarter-to-quarter basis due to an increase in the number of new clients, increases in our personnel and investments in infrastructure. We completed the initial installations of our Web-enabled Financial Outsourcing service during the quarter ended December 31, 1998 and the increases in client acquisition expenses in 1999 reflects increased staff, the use of outside consultants working in conjunction with our internal implementation group, and increased advertising and promotional expenses.

     Stock-related compensation expense. Prior to the quarter ended December 31, 1999, stock-related compensation expenses represented expenses incurred in connection with our phantom stock plan. Awards under this plan vested over four years. The expense for the quarters ended June 30, 1999 and March 31, 1999 were based on estimated share values of $26.09 and $23.48, respectively. In the quarter ended September 30, 1999, the estimate of the share value was revised to $8.00 per share based on the price at which shares were sold in our initial public offering. As a result, compensation expense was reduced by $3.3 million. Upon our initial public offering, our phantom stock plan was terminated and replaced by our 1999 stock option plan. In the quarter ended December 31, 1999, compensation expense of $2.0 million previously charged under the phantom plan was reversed and compensation expense of $5.0 million, representing the difference between the fair value of $8.00 per share and the exercise price of $2.08, was charged.

     Our quarterly operating results have in the past and will in the future vary significantly depending on a variety of factors, including the number and size of new clients starting services, the decision of one or more clients to delay or cancel implementation or ongoing services, our ability to design, develop and introduce new services and features for existing services on a timely basis, transition costs to new technologies, expenses incurred for geographic expansion, price competition, and general economic factors. A substantial majority of our operating expenses, particularly personnel and related costs, depreciation and rent, are relatively fixed in advance of any particular quarter. Our agreements with our clients generally do not have significant penalties for cancellation. As a result, any decision by a client to delay or cancel implementation of our services or the under-utilization of personnel may cause significant variations in operating results in a particular quarter and could result in additional losses for such quarter. In addition, our business may be affected by the risks set forth in "Risk Factors." Our future revenue and results of operations may vary substantially from quarter to quarter as well as year to year.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through equity contributions and loans from the Gus and Mary Jane Constantin 1978 Living Trust, our sole stockholder prior to our initial public offering and from the net proceeds of our initial public offering, which closed in October 1999.

     At December 31, 1999, we had approximately $15.8 million of cash and cash equivalents. Net cash used in operating activities in 1999, 1998 and 1997 was $9.6 million, $4.1 million and $0.7 million, respectively. The cash used in operating activities in 1999, 1998 and 1997 was primarily the result of net losses.

     Net cash used in investing activities was $5.1 million, $0.3 million and $0.5 million in 1999, 1998 and 1997, respectively. The net cash used in investing activities resulted primarily from capital expenditures for data processing equipment, and furniture and fixtures. We expect to make additional capital expenditures for computer hardware and software, new office space, furniture, equipment and fixtures to support the continued growth of our operations. We expect that these expenditures will exceed amounts spent in 1999.

     Net cash provided by financing activities was $29.9 million, $4.8 million and $1.3 million in 1999, 1998 and 1997, respectively. Net cash provided by financing activities in 1999 was primarily provided by the proceeds from our initial public offering, which closed in October 1999, and capital contributions

                                 Page 33 of 57
                  The Index to Exhibits is located at Page 55 from our then sole stockholder. Net cash provided by financing activities in 1998 and 1997 was primarily a result of equity investments by our then sole stockholder.

     In executing our business plan we will need to raise additional capital during fiscal year 2000. We may sell additional debt or equity securities or enter into new credit facilities to meet our cash needs. We cannot assure you that we will be able to raise capital on favorable terms or at all. Any cash raised may also be used to acquire or invest in complementary businesses or to obtain the right to use complementary technologies, although we have no current plans to do so.

Recent Accounting Pronouncements

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. We are required to adopt this statement in fiscal 2001. Because we do not currently use any derivative instruments, we do not anticipate that the adoption of the new statement will have a significant effect on our business or operating results.

     In December 1998, the American Institute of Certified Public Accountants issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 amends SOP 97-2 and SOP 98-4 extending the deferral of the application of certain provisions of SOP 97-2 as amended by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. We have adopted SOP 98-9. We do not expect the adoption of SOP 97-2 to have a material effect on our operating results or financial position.

Year 2000 Compliance

     As of February 1, 2000, we had not incurred any material cost directly associated with our year 2000 compliance efforts, except for compensation expense associated with our salaried employees who have devoted some of their time to our year 2000 assessment and remediation efforts. We do not expect the total cost of year 2000 issues to be material to our business, financial condition and operating results.

     As of February 1, 2000, we had not encountered any material year 2000 problems with the hardware and software systems used in our operations. In addition, none of our critical vendors have reported any material year 2000 problems nor have we experienced any decline in service levels from such vendors.

     We expect to continue to monitor internal and external issues related to year 2000. While no material problems have been discovered, we cannot assure you that material problems will not materialize in the future.

Item 7A.        Quantitative and Qualitative Disclosures about Market Risk.

     We do not hold derivative financial instruments, derivative commodity investments or other financial investments or engage in foreign currency hedging or other transactions that expose us to material market risk.

                                 Page 34 of 57
                  The Index to Exhibits is located at Page 55

Item 8.         Financial Statements and Supplementary Data

                       RESOURCEPHOENIX.COM AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----

Report of Arthur Andersen LLP, Independent Public Accountants              36

Consolidated Statements of Operations for the years ended
     December 31, 1999, 1998 and 1997                                      37

Consolidated Balance Sheets as of December 31, 1999 and 1998               38

Consolidated Statements of Changes In Stockholders' Equity for
     the years ended December 31, 1999, 1998 and 1997                      39

Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997                                      40

Notes to Consolidated Financial Statements                                 41


                                 Page 35 of 57
                  The Index to Exhibits is located at Page 55

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and the Board of Directors of ReSourcePhoenix.com:

     We have audited the accompanying consolidated balance sheets of ReSourcePhoenix.com (a Delaware corporation) and subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ReSourcePhoenix.com at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP



San Francisco, California
January 31, 2000


                                 Page 36 of 57
                  The Index to Exhibits is located at Page 55

                               RESOURCEPHOENIX.COM
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                       Year Ended
                                        ---------------------------------------
                                          12/31/99      12/31/98      12/31/97
                                        -----------   -----------   -----------

Revenue:

     Contract service revenue           $     4,001   $     2,465   $     2,255
     Contract service revenue -
       affiliate                              2,772         2,182         3,085
     Software revenue                         2,300            39          --
                                        -----------   -----------   -----------

Total revenue                                 9,073         4,686         5,340

Operating expenses:

     Cost of providing services               5,859         4,304         3,052
     Cost of providing software
       revenue                                  901           455          --
     General and administrative               4,554         1,963         1,823
     Research and development                 3,185         2,181           566
     Client acquisition costs                 5,278         1,144           547
     Depreciation and amortization              943           307           133
     Stock-related compensation               5,007          --            --
                                        -----------   -----------   -----------

Total operating expenses                     25,727        10,354         6,121

Loss from operations                        (16,654)       (5,668)         (781)

Other income                                    174            11            41
                                        -----------   -----------   -----------

Net loss                                $   (16,480)  $    (5,657)  $      (740)
                                        ===========   ===========   ===========

Basic and diluted net loss per share    $     (2.05)  $     (0.79)  $     (0.10)
Shares used in computing basic and
     diluted net loss per share           8,055,000     7,200,000     7,200,000


        The accompanying notes are an integral part of these statements.

                                 Page 37 of 57
                  The Index to Exhibits is located at Page 55

                               RESOURCEPHOENIX.COM
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                 Year Ended
                                                            -------------------
                                                            12/31/99   12/31/98
                                                            --------   --------

                                     ASSETS
Current Assets:
     Cash and cash equivalents                              $ 15,780   $    503
     Accounts receivable, net of allowance of $54 in 1999
     and $8 in 1998                                              948        419
     Receivable from affiliates                                   33        182
     Prepaid expenses and other current assets                   729         20
                                                            --------   --------

     Total current assets                                     17,490      1,124

     Property and equipment                                    7,669      1,133
     Accumulated depreciation                                 (1,382)      (439)
                                                            --------   --------
         Net property and equipment                            6,287        694

     Other assets                                                276          4
                                                            --------   --------

     Total assets                                           $ 24,053   $  1,822
                                                            ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                       $  1,455   $    269
     Accrued liabilities                                       1,655        926
     Deferred revenue                                            994        627
                                                            --------   --------

         Total current liabilities                             4,104      1,822

Commitments and contingencies                                   --         --

Stockholders' Equity

     Preferred Stock, $.001 par value; 5,000,000
       shares authorized, none issued or outstanding            --         --

     Class A common stock, $.001 par value;
       27,800,000 authorized, 4,028,000 and no
       shares issued and outstanding at December 31,
       1999 and 1998, respectively                            32,869       --

     Class B common stock, $.001 par value;
       7,200,000 shares authorized, 7,172,000 and
       7,200,000 shares issued and outstanding at
       December 31, 1999 and 1998, respectively                9,957      6,397

     Accumulated deficit                                     (22,877)    (6,397)
                                                            --------   --------

         Total stockholders' equity                           19,949       --
                                                            --------   --------

         Total liabilities and stockholders' equity         $ 24,053   $  1,822
                                                            ========   ========

        The accompanying notes are an integral part of these statements.

                                 Page 38 of 57
                  The Index to Exhibits is located at Page 55

                               RESOURCEPHOENIX.COM
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                      (in thousands, except share amounts)



                                                   CLASS A                   CLASS B                          TOTAL
                                                COMMON STOCK              COMMON STOCK                        STOCK-
                                                                                                 ACCUM       HOLDERS'
                                              SHARES      AMOUNT       SHARES        AMOUNT     DEFICIT       EQUITY
                                            ----------  ----------   ----------   ----------   ----------   ----------

Balance at January 1, 1997                        --    $     --           --     $     --           --     $     --
Net Loss                                          --          --           --           --           (740)        (740)
Capital contribution from stockholder             --          --          1,000        1,598         --          1,598
                                            ----------  ----------   ----------   ----------   ----------   ----------
Balance at December 31, 1997                      --          --          1,000        1,598         (740)         858
Net Loss                                          --          --           --           --         (5,657)      (5,657)
Capital contribution from stockholder             --          --           --          4,799         --          4,799
                                            ----------  ----------   ----------   ----------   ----------   ----------
Balance at December 31, 1998                      --          --          1,000        6,397       (6,397)        --
Net Loss                                          --          --           --           --        (16,480)     (16,480)
Capital contribution from stockholder             --          --           --          3,603         --          3,603
Cancellation of stock                             --          --         (1,000)        --           --           --
Issuance of Class B common stock                  --          --      7,200,000         --           --           --
Dividend                                          --        (1,000)        --           --           --         (1,000)
Compensation paid by issuing stock options        --         5,007         --           --           --          5,007
Transfer of Class B common stock
   and issuance of Class A
   common stock                                 28,000          43      (28,000)         (43)        --           --
Issuance of Class A common stock             4,000,000      32,000         --           --           --         32,000
   Underwriter/broker commissions                 --        (2,240)        --           --           --         (2,240)
   Offering expenses                              --          (941)        --           --           --           (941)
                                            ----------  ----------   ----------   ----------   ----------   ----------

Balance at December 31, 1999                 4,028,000  $   32,869    7,172,000   $    9,957   $  (22,877)  $   19,949
                                            ==========  ==========   ==========   ==========   ==========   ==========

        The accompanying notes are an integral part of these statements.

                                 Page 39 of 57
                  The Index to Exhibits is located at Page 55

                               RESOURCEPHOENIX.COM
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                    Year Ended
                                                          ------------------------------
Operating Activities                                      12/31/99   12/31/98   12/31/97
                                                          --------   --------   --------

   Net loss                                               $(16,480)  $ (5,657)  $   (740)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                             943        307        133
       Stock-related compensation expense                    5,007       --         --
     Change in operating assets and liabilities:
       Accounts receivable, net                               (529)       125       (544)
       Receivable from (due to) affiliates                     149        163       (345)
       Prepaid expenses and other current assets              (981)        27        (51)
       Accounts payable                                      1,186        127        240
       Accrued liabilities                                     729        194        634
       Deferred revenue                                        367        627       --
                                                          --------   --------   --------

         Net cash used in operating activities              (9,609)    (4,087)      (673)

Investing activities

   Purchase of equipment, furniture and fixtures            (5,062)      (315)      (496)
                                                          --------   --------   --------

         Net cash used in investing activities              (5,062)      (315)      (496)

Financing activities

   Proceeds from notes payable to stockholder                5,577       --         --
   Repayment of notes to stockholder                        (5,577)      --         --
   Proceeds from capital contributions from stockholder      2,129      4,799      1,275
   Payment of dividend                                      (1,000)      --         --
   Proceeds from initial public offering, net               29,760       --         --
   Expenses of offering                                       (941)      --         --
                                                          --------   --------   --------

         Net cash provided by financing activities          29,948      4,799      1,275
                                                          --------   --------   --------

Net increase in cash and cash equivalents                   15,277        397        106

Cash and cash equivalents, beginning of period                 503        106       --
                                                          --------   --------   --------

Cash and cash equivalents, end of period                  $ 15,780   $    503   $    106
                                                          ========   ========   ========

Supplemental disclosure of noncash financing activities

   Contribution of property and equipment from affiliate  $  1,474

Supplemental disclosure of cash flow information
   Cash paid during the period for interest               $     57

        The accompanying notes are an integral part of these statements.

                                 Page 40 of 57
                  The Index to Exhibits is located at Page 55

                       RESOURCEPHOENIX.COM AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.         ORGANIZATION

     The consolidated financial statements of ReSourcePhoenix.com and Subsidiary ("the Company") include the accounts of ReSourcePhoenix.com ("the Holding Company"), a Delaware corporation, and ReSource/Phoenix, Inc. ("the Subsidiary") a California company incorporated on September 26, 1996. The Holding Company was formed on July 27, 1999 and on August 4, 1999 the shareholder of the Subsidiary contributed the shares of the Subsidiary in exchange for shares of Class B common stock of the Holding Company. The consolidated financial statements reflect this reorganization. Revenues, expenses, assets and liabilities of the Subsidiary are included in the respective line items in the consolidated financial statements for all periods presented after the elimination of intercompany accounts and transactions. The Holding Company has no operations.

     The Company provides financial, information technology and investor related services on an outsource basis to unaffiliated third parties. The Company also provides these services to affiliated companies. In addition, the Company has developed contact management and sales tracking support software for use by the mutual fund industry. The Company commenced operating as a division of Phoenix Leasing Incorporated ("PLI") in 1994. On January 1, 1997, the operations were sold to the controlling shareholder of Phoenix American, Incorporated, the parent company of PLI and transferred to the Company. On January 1, and April 1, 1997 certain personnel of PLI were also transferred to the Company and certain assets of PLI were sold to the Company. All asset transfers were made at historical cost.

     The Company continues to be subject to certain risks common to companies in similar states of development, including continued market acceptance of its Internet-based software applications and service offerings, potential turnover among its early stage and middle-market client base, difficulties in attracting qualified professional personnel, the loss of a significant customer, and disruptions with respect to third-party vendors and suppliers.

NOTE 2.         SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

     Use Of Estimates

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

     Revenue Recognition

     The Company's revenues are derived from two sources, contract services and software.

     Contract service revenue. Contract service revenue includes monthly contractual payments for ongoing accounting, finance, data center operations, software maintenance and hosting, and other functions in addition to up front implementation fees. Contract service revenue is recognized as the services are

                                 Page 41 of 57
                  The Index to Exhibits is located at Page 55 provided. Contract services are also provided to affiliates and reported as affiliate revenue. Maintenance revenue is recognized ratably over the term of the agreement.

     Software revenue. Software revenue consists principally of up front license fees earned from the licensing of the Company's software, related consulting and implementation services, and training. American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2) provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. In accordance with SOP 97-2, revenue from up front software license agreements is recognized when delivery has occurred, collection is deemed probable, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement. Revenue is deferred in cases where the license arrangement calls for future delivery of products or services for which the Company does not have vendor-specific objective evidence to allocate a portion of the total fee to the undelivered element. In such cases, revenue is recognized when the undelivered elements are delivered or vendor-specific objective evidence of the undelivered elements becomes available. If license arrangements include the rights to unspecified future products, revenue is recognized over the contractual or estimated economic term of the arrangement. Consulting service and training revenues are recognized as services are performed and accepted by the customer. In instances where software license agreements include a combination of consulting services, training, and maintenance, these separate elements are unbundled from the arrangement based on the element's relative fair value. The Company provides implementation services, such as implementation planning, loading of software, training of customer personnel, data conversion, building simple interfaces, running test data, and assisting in the development and documentation of procedures. Customer personnel are dedicated to participate in the services being performed. As such, this service element qualifies for separate accounting in accordance with SOP 97-2.

     Deferred Revenue

     Deferred revenue represents amounts received from customers under certain license, maintenance, service agreements and up front implementation fees for which the revenue earnings process has not been completed.

     Operating Expenses

     Cost of providing services includes salaries and benefits for personnel in our S.T.A.R. and Financial Outsourcing operations, data center, and certain other IT functions, fees paid to outside service providers other than implementation service providers and other miscellaneous operating costs.

     Cost of providing software revenue includes salaries and benefits for personnel in M.A.R.S. technical support and installation groups and costs related to consulting, training and maintenance, and updates. Prior to the quarter ended June 30, 1998, these costs were expensed as research and development.

     General and  administrative  expenses  includes  salaries  and benefits for
management   personnel,   fees   paid   to   outside   service   providers   for
corporate-related services and other corporate overhead.

     Research and development expenses include salaries and benefits for personnel engaged in M.A.R.S. development, consulting fees paid to outside service providers engaged in M.A.R.S. development and other miscellaneous costs associated with M.A.R.S. development. In addition, research and development includes similar costs related to applications development that relate to Financial Outsourcing services. Research and development costs are expensed as incurred and consist primarily of software development costs. Financial accounting standards require the capitalization of certain software development costs after technological feasibility of the software is established. In the development of the Company's new products and existing products, the

                                 Page 42 of 57
                  The Index to Exhibits is located at Page 55 technological feasibility of the software is not established until substantially all product development is complete, including the development of a working model. Internal software development costs that were eligible for capitalization were insignificant and were charged to research and development expense in the accompanying consolidated statement of operations.

     Client acquisition expense includes salaries, benefits and commissions paid to our sales and marketing and implementation personnel, travel expenses of our sales and marketing and implementation personnel, advertising expenses and fees paid to outside implementation consultants.

     Cash and Cash Equivalents

     Cash and cash equivalents consist of highly liquid financial instruments, primarily money market funds, purchased with an original maturity of three months or less.

     Property and Equipment

     Property  and  equipment  is  recorded  at  cost  and   depreciated   on  a
straight-line basis over estimated useful lives ranging from three to ten years.

     Concentration of Credit Risk

     The Company does not require collateral or other security to support credit sales, but does perform ongoing credit evaluations of its customers' financial condition. The Company provides allowances for bad debts based on historical experience and specific identification, which, to date, have been insignificant.

     For the years ended December 31, 1999, 1998 and 1997, the following customers accounted for 10% or more of the Company's net revenues:

                                                   1999      1998       1997
                                                   ----      ----       ----

     Phoenix Leasing Incorporated (Affiliate)       24%       41%        48%
     John Hancock Advisors                          16%       -          -
     GE Capital Aviation/PIMC                        9%       20%        23%

     Segment Reporting

     Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for the reporting of financial and descriptive information about reportable operating segments. Because the Company's financial information is internally evaluated as a single operating segment and decisions regarding resource allocation are made considering the Company's operations as a whole, no separate segment information is presented. All of the Company's operations are in the United States.

     Income Taxes

     Prior to the completion of the Company's initial public offering, the Company elected to be treated as a subchapter S corporation as defined by the Internal Revenue Code of 1986, as amended (the "Code"). As such, the Company was not subject to federal taxes on its income and items of income, gain, loss, deductions and credit are reportable by individual stockholders of the Company.

                                 Page 43 of 57
                  The Index to Exhibits is located at Page 55

Accordingly, no liability or provision for such taxes was recorded on the Company's consolidated financial statements. Upon the completion of the Company's initial public offering, the Company terminated its election to be taxed as a subchapter S corporation. The Company now accounts for income taxes in accordance with the Statement of Accounting Standards No. 109, "Accounting for Income Taxes," under which the liability method is used to account for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of the assets and liabilities and are measured using enacted tax rates and laws. The Company has experienced operating losses since inception. Since the utilization of these deferred tax assets is dependent on future profits, which are not assured, a valuation allowance equal to the net deferred tax assets has been provided in the consolidated financial statements.

     Recently Issued Accounting Standards

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and, as amended, is required to be adopted by the Company in fiscal 2001. Because the Company does not currently use any derivative instruments, management does not anticipate that the adoption of the new statement will have a significant effect on consolidated results of operations or the consolidated financial position of the Company.

     In December 1998, the American Institute of Certified Public Accountants issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 amends SOP 97-2 and SOP 98-4 extending the deferral of the application of certain provisions of SOP 97-2 as amended by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. Management does not expect the adoption to have a material effect on its results of consolidated operations or consolidated financial position.

     Reclassifications

     Certain prior year balances have been reclassified to conform to the current year presentation.

     Basic and Diluted Net Loss per Share

     Shares used in computing basic and diluted net loss per share are based on the weighted average shares outstanding in each period. Basic net loss per share excludes any dilutive effects of stock options. Diluted net loss per share includes the dilutive effect of the assumed exercise of stock options using the treasury stock method. However, the effect of outstanding stock options has been excluded from the calculation of diluted net loss per share as their inclusion would be antidilutive.

                                 Page 44 of 57
                  The Index to Exhibits is located at Page 55

NOTE 3.         PROPERTY AND EQUIPMENT

     Major classes of property and equipment are as follows (in thousands):

                                                      December 31,  December 31,
                                                          1999          1998
                                                      ------------  ------------

     Furniture, fixtures and leasehold improvements     $   838       $   270
     Computer hardware and equipment                      4,668           542
     Software                                             2,163           321
                                                        -------       -------
                                                          7,669         1,133

     Less accumulated depreciation and amortization      (1,382)         (439)
                                                        -------       -------
     Net property and equipment                         $ 6,287       $   694
                                                        =======       =======

     Equipment and furniture are carried at cost. The Company provides for depreciation using the straight-line method for financial reporting purposes over estimated useful lives ranging from three to ten years.

     The Company received a transfer of property and equipment in the amount of $389,000 less accumulated depreciation of $66,000 from PLI on January 1, 1997 at historical cost. Also, effective June 1, 1999, property and equipment in the amount of $1,592,000, less accumulated depreciation of $118,000 was transferred at historical cost from an affiliate to the Company. The Company is continuing to depreciate these assets based on their original useful lives.

NOTE 4.         INCOME TAXES

     Prior to the completion of the Company's initial public offering, the Company elected to be treated as a subchapter S corporation as defined by the Code. As such, the Company was not subject to federal taxes on its income and items of income, gain, loss, deductions and credit are reportable by individual stockholders of the Company. Accordingly, no liability or provision for such taxes were recorded on the Company's consolidated financial statements prior to October 13, 1999.

     As of December 31, 1999, the Company had a federal net operating loss carryforward of approximately $5.6 million, which will expire in the years 2003 through 2020 for state and federal reporting purposes.

     Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                 Page 45 of 57
                  The Index to Exhibits is located at Page 55

                                                                 December 31,
                                                                     1999
                                                                 ------------
     Deferred tax assets:
         Net operating loss carryforward                           $ 2,258
         Accounts receivable                                            35
         Stock-related compensation expense                          2,003
                                                                   -------
     Gross deferred tax assets                                       4,296
     Less valuation allowance                                        3,953
                                                                   -------
     Deferred tax assets                                               343
                                                                   -------
     Deferred tax liabilities:
         Equipment, furniture and fixtures                            (343)
                                                                   -------
     Gross deferred tax liabilities                                   (343)
                                                                   -------
     Net deferred taxes                                            $     0
                                                                   =======

     A valuation allowance has been established, and accordingly, no benefit has been recognized for the Company's net operating loss and net deferred tax assets. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company's history of net losses since its inception and expected near-term future losses. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results.

NOTE 5.         LEASE OBLIGATIONS

     The Company leases its office space under non-cancelable operating leases, which expire at various dates through 2006. The facility leases generally require the Company to pay operating costs, including property taxes, insurance and maintenance, and contain renewal options and provisions adjusting the lease payments based upon changes in operating costs or in fixed increments. Rent expense is reflected on a straight-line basis over the terms of the related leases. The future minimum lease payments under operating leases subsequent to December 31, 1999 are summarized as follows (in thousands):

     Year ending December 31,
     2000    ...............................  $ 1,783
     2001    ...............................    1,629
     2002    ...............................    1,263
     2003    ...............................    1,417
     2004    ...............................    1,460
     Thereafter.............................    3,050
                                              -------

     Total minimum lease payments...........  $10,602
                                              =======

NOTE 6.         STOCKHOLDER'S EQUITY

     On October 14, 1999, the Company commenced an initial public offering of its Class A common stock. The offering consisted of 4,000,000 shares of Class A common stock issued to the public at $8.00 per share. On October 19, 1999 the Company closed its initial public offering, which resulted in net proceeds to the Company, after expenses, of approximately $28,819,000.

     Pursuant to its Amended and Restated Certificate of Incorporation, the Company is authorized to issue an aggregate of 40,000,000 shares of capital stock, consisting of 27,800,000 shares of Class A common stock, par value $0.001

                                 Page 46 of 57
                  The Index to Exhibits is located at Page 55 per share, 7,200,000 shares of Class B common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share.

     Common Stock

     Shares of Class A common stock and Class B common stock are identical in all respects, except for voting rights and certain conversion rights, as described below.

     Voting Rights. Each outstanding share of Class A common stock is entitled to one vote on all matters submitted to a vote of the Company's stockholders, including the election of directors, and each share of Class B common stock is entitled to five votes on each such matter. Except as required by applicable law, holders of the Class A common stock and Class B common stock vote together as a single class on all matters. There is no cumulative voting in the election of directors.

     For so long as there are any shares of Class B common stock outstanding, any action that may be taken at a meeting of the stockholders may be taken by written consent in lieu of a meeting if the Company receives consents signed by stockholders having the minimum number of votes that would be necessary to approve the action at a meeting at which all shares entitled to vote on the matter were present and voted. This could permit the holders of Class B common stock to take action regarding certain matters without providing other stockholders the opportunity to voice dissenting views or raise other matters. The right to take such action by written consent of stockholders will expire when there are no longer any shares of Class B common stock outstanding.

     Dividends, Distributions and Stock Splits. Holders of Class A common stock and Class B common stock are entitled to receive dividends at the same rate if, as and when such dividends are declared by the Company's Board of Directors out of assets legally available therefor after payment of dividends required to be paid on shares of preferred stock, if any.

     Conversion. The shares of Class A common stock are not convertible. Each share of Class B common stock is convertible into one share of Class A common stock at any time at the option of the holder. Each share of Class B common stock will automatically convert into one share of Class A common stock upon the sale or transfer of such share of Class B common stock to any person. The holders of Class B common stock shall have, upon conversion of their shares of Class B common stock into shares of Class A common stock, one vote per share of Class A common stock held.

     Liquidation. In the event of any dissolution, liquidation, or winding up of the Company's affairs, whether voluntary or involuntary, after payment of the Company's debts and other liabilities and making provision for the holders of preferred stock, if any, the Company's remaining assets will be distributed ratably among the holders of the Class A common stock and the Class B common stock, treated as a single class.

     Mergers and Other Business Combinations. Upon a merger, combination, or other similar transaction in which shares of common stock are exchanged for or changed into other stock or securities, cash and/or any other property, holders of the Class A common stock and Class B common stock will be entitled to receive an equal amount per share of stock, securities, cash, and/or any other property, as the case may be, into which or for which each share of any other class of common stock is exchanged or changed; provided that in any transaction in which shares of capital stock are distributed, such shares so exchanged for or changed into may differ as to voting rights and conversion rights to the extent and only to the extent that the voting rights and conversion rights of Class A common stock and Class B common stock differ at that time.

                                 Page 47 of 57
                  The Index to Exhibits is located at Page 55

     Preferred Stock

     On August 4, 1999, 5,000,000 shares of undesignated preferred stock were authorized for issuance. The Company's board has the authority to issue preferred stock in one or more series and to establish the rights and restrictions granted to or imposed on any unissued shares of preferred stock and to fix the number of shares constituting any series without any further vote or action by the stockholders. The Company's board has the authority, without approval of the stockholders, to issue preferred stock that has voting and conversion rights superior to the common stock, which could have the effect of delaying or preventing a change in control.

NOTE 7.         STOCK BASED INCENTIVE PLANS

     Prior Phantom Plan

     On January 1, 1999, the Company adopted an Incentive Plan ("the Phantom Plan") for its key employees, whereby share appreciation and dividend income rights were granted to such employees by reference to the Company's common shares. Upon exercise of such rights, the employees were required to provide to the Company an amount equal to $2.08 per share. The rights granted under the Phantom Plan vested ratably over four years.

     On August 4, 1999, the Company terminated the Phantom Plan, subject to the effectiveness of the Company's proposed initial public offering at the completion of the initial public offering. All outstanding awards under the Phantom Plan were terminated and replaced by option grants under the Stock Option Plan (defined below).

     Stock Option Plan

     On August 4, 1999, the Board of Directors adopted its 1999 Stock Plan ("the Stock Option Plan") pursuant to which a total of 1,260,000 shares of Class A common stock have been reserved for issuance to provide additional incentive to its employees, officers, directors and consultants. Pursuant to the Stock Option Plan, the Company may grant stock options and stock purchase rights to employees, officers, directors and consultants. Under the Stock Option Plan, the Company can grant either incentive stock options or non-qualified stock options. The Board of Directors granted options to purchase an aggregate of 836,210 shares of Class A common stock at an exercise price of $2.08 per share, subject to the closing of the Company's initial public offering. These grants vested fully upon the closing of the Company's initial public offering. Compensation expense of $1,956,000 previously charged under the Phantom Plan was reversed and compensation expense of $5,007,000 representing the difference between the fair value of $8.00 per share and the exercise price of $2.08 was charged.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") requires use of option valuation models that were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable and not for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized for all options granted subsequent to the Company's initial public offering.

     A summary of the activity under the Stock Option Plan through December 31, 1999 is set forth below:

                                 Page 48 of 57
                  The Index to Exhibits is located at Page 55

                                            Number of        Weighted Average
                          Allocations   Shares Granted  Exercise Price per Share
                          -----------   --------------  ------------------------

     August 4, 1999        1,260,000

     Grants               (1,014,560)      1,014,560           $    3.37
     Cancelled                   200            (200)              15.69
                          ----------      ----------           ---------

     December 31, 1999       245,640       1,014,360           $    3.37
                          ==========      ==========           =========

     The maximum term of a stock option granted under the Stock Option Plan is generally limited to ten years. If an optionee terminates his or her service, the optionee generally may exercise only those options vested as of the date of termination of service. Unless otherwise specified in the option agreement, the optionee must effect such exercise within three months of termination of service for any reason other than death or disability, and within one year after termination due to death or disability. The exercise price of incentive stock options granted under the Stock Option Plan must be at least equal to the fair market value of the Company's Class A common stock on the date of grant. Terms of any stock purchase rights granted under the Stock Option Plan shall be determined by the Plan Administrator at the time such rights are issued. Upon the termination of a purchaser's service with the Company, the Company shall have an option to repurchase his or her shares at the original price paid by the purchaser.

     The Company's directors are granted options periodically in lieu of director's fees. Such options are issued at the current market price and are 100% vested upon grant.

     In the event the Company is acquired or merged with another entity or transfers all or substantially all of the Company's assets, then each outstanding option and stock purchase right shall automatically vest and become fully exercisable unless the successor entity assumes such option or stock purchase right or replaces it with a comparable option or right.

     Under the Company's Stock Option Plan 845,160 options were exercisable at December 31, 1999, at exercise prices ranging from $2.08 to $17.25. The contractual life at December 31, 1999 was ten years, with a weighted average contractual life of 9.8 years.

     The following is a summary of fixed stock options outstanding and exercisable by price range at December 31, 1999:

                                    Options Outstanding                                Options Exercisable
                      ----------------------------------------------------   ------------------------------------
       Actual            Number      Weighted Average                            Number
      Range of         Outstanding       Remaining       Weighted Average      Exercisable       Weighted Average
   Exercise Prices     at 12/31/99   Contractual Life     Exercise Price       at 12/31/99        Exercise Price
--------------------  -------------  -----------------  ------------------   ---------------    -----------------

    $  2.08 - 2.08       836,210            9.8             $   2.08            836,210            $   2.08
    $  6.50 - 8.00       145,700            9.8             $   7.86              2,700            $   8.00
    $ 14.00 -17.25        29,450            9.9             $  15.91              6,250            $  17.25
    $ 21.38 -21.38         3,000           10.0             $  21.38               -                   -
--------------------  -------------  -----------------  ------------------   ---------------    -----------------

    $  2.08 -21.38     1,014,360            9.8             $   3.37            845,160            $   2.21

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and is determined as if the Company had accounted for

                                 Page 49 of 57
                  The Index to Exhibits is located at Page 55 its employee stock options under the fair value method of SFAS No. 123. The fair value of each option grant under the fixed price option plan was estimated at the date of grant using a Black-Scholes option-pricing model. The dividend yield was assumed to be zero for the period below. The weighted average of all other significant assumptions and the weighted average fair value of grants made during the year ended December 31, 1999 are as follows:

     Volatility                                              100%
     Risk-free interest rate                                5.67%
     Expected lives                                         4 yrs.
     Fair value of grants                                   $6.97

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss and loss per share, basic and diluted, would have been ($17,478,000) or ($2.17) for the fiscal year 1999.

     Employee Stock Purchase Plan

     Concurrently with the offering, the Company established an Employee Stock Purchase Plan ("the Purchase Plan") under which a total of 360,000 shares of Class A common stock were made available for sale. The Purchase Plan, which is intended to qualify as an employee stock purchase plan within the meaning of
Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Compensation Committee appointed by the Company's Board of Directors. Employees are eligible to participate if they are employed by the Company or one of its subsidiaries designated by the Board for at least 20 hours per week and for more than five months in any calendar year. The Purchase Plan permits eligible employees to purchase Class A common stock through payroll deductions, which may not exceed 15% of an employee's total compensation, subject to certain limitations. The Purchase Plan will be implemented in a series of consecutive, overlapping offering periods, each approximately six months in duration. Offering periods will begin on the first trading day on or after April 30 and October 31 of every other year and terminate on the last trading day in the period six months later. However, the first offering period shall be the period of approximately 24 months commencing on the date upon which the Company's registration statement was declared effective by the Securities and Exchange Commission, October 19, 1999, and terminating on the last trading day in the period ending October 31, 2001. Each participant will be granted an option to purchase stock on the first day of the six-month purchase period and such option will be automatically exercised on the last date of each offering period. The purchase price of each share of Class A common stock under the Purchase Plan will be equal to 85% of the lesser of the fair market value per share of Class A common stock on the start date of that offering period or on the date of purchase. Employees may modify or end their participation in the offering at any time during the offering period. Participation ends automatically on termination of employment with the Company. The Purchase Plan will terminate in 2009 unless sooner terminated by the Company's Board of Directors. Total contributions as of December 31, 1999 were approximately $181,000. Under APB 25, this is a noncompensatory plan.

NOTE 8.         DEFINED CONTRIBUTION PENSION PLAN

     The Company maintains a tax deferred savings plan under section 401(k) of the Code (the "Plan") for the benefit of certain qualified employees. Employees may elect to contribute to the Plan, through payroll deductions of up to 15% of their compensation, subject to annual limits. Employee contributions to the Plan are subject to statutory limitations regarding maximum contributions. The Company reserves the right to amend the Plan at any time. The Company, at its discretion, may make additional contributions. The Company did not make any contributions to the Plan in fiscal 1999, 1998 or 1997.

                                 Page 50 of 57
                  The Index to Exhibits is located at Page 55

NOTE 9.         PROFIT SHARING

     The Company has a profit sharing plan covering substantially all employees who meet certain service requirements. Contributions to the plan by the Company are made at the discretion of the Board of Directors. The profit sharing expense was $210,000, $133,000, and $213,000 for the years ended December 31, 1999,
1998, and 1997, respectively.

NOTE 10.        NET LOSS PER SHARE

     The Company computes net loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128. This statement requires the presentation of basic and diluted net loss per share. Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period. During the two years ended December 31, 1998, there were no common share equivalents.

     The calculation of basic and diluted net loss per share follows (in thousands except per share information):

                                                   1999       1998       1997
                                                 --------   --------   --------

Historical:
Net loss ......................................  $(16,480)  $ (5,657)  $   (740)
Weighted average shares of common
     stock outstanding used in computing
     basic and diluted net loss per share .....     8,055      7,200      7,200
Basic and diluted net loss per share ..........  $  (2.05)  $  (0.79)  $  (0.10)

     If the Company had reported net income, the calculation of diluted earnings per share would have included the shares used in the computation of net loss per share as well as an additional 137,000 common equivalent shares (determined using the treasury stock method) related to outstanding stock options not included above for fiscal 1999.

NOTE 11.        COMMITMENTS AND CONTINGENCIES

     The Company is not currently involved in any material legal proceedings. The Company is not aware of any legal proceedings pending against it.

NOTE 12.        RELATED PARTY TRANSACTIONS

     The Company provides accounting, investor administration and information technology services to certain affiliates, wholly owned by the Company's majority stockholder. For the twelve months ended December 31, 1999, 1998, and 1997 the Company recorded revenue of $2,772,000, $2,182,000, and $3,085,000, respectively, for the provision of these services. Through July 31, 1999 these services were charged at the fully allocated cost to provide such services. Effective August 1, 1999, the Company increased its fees to affiliates to reflect a market rate.

     On April 1, 1997 the Company also received from the same affiliated company certain employees who performed corporate functions including legal, human relations, facilities, word processing and communications. These employees were transferred back to the affiliate as of January 1, 1998. Effective August 1, 1999, these functions were transferred back to the Company.

                                 Page 51 of 57
                  The Index to Exhibits is located at Page 55

     Beginning August 1, 1999, the Company leased its office space under a noncancellable operating lease with an affiliate. Prior to August 1999 the Company was charged rent and certain other expenses by the affiliate on an allocated cost basis.

     The Company has amounts due from affiliates for services of $33,000 and $182,000 as of December 31, 1999 and 1998 respectively.

     On August 26, 1999, the Company issued two secured notes payable to its majority shareholder for $1,245,000 and $1,005,000 (which includes $79,000 payable to shareholder at June 30, 1999). On September 12, 1999, the Company declared a dividend of $1,000,000, which was paid in the form of a secured note payable to its majority stockholder. On September 30, 1999 the Company issued a secured note payable to its majority shareholder for $1,927,000. Also on September 30, 1999, the Company issued a secured note payable to its majority shareholder for $549,000. This note was used by the majority shareholder to essentially offset amounts owed to the Company for fees by affiliates which are wholly owned by the majority shareholder. On October 6 and October 13, 1999, the Company issued two secure notes payable to its majority shareholder for $700,000 each. All four notes bear interest at a rate of 9% per annum. The Company repaid the notes totaling $6,577,000 and interest of $57,032 using proceeds from the initial public offering. The net proceeds of the notes were used to fund the operations of the Company.

NOTE 13.        SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The Company's  quarters end on March 31, June 30, September 30 and December
31. Selected quarterly financial data for 1999 and 1998 are summarized as follows (in thousands except per share amounts).

                                                   Quarterly Data
                                      -----------------------------------------
                                        First     Second      Third     Fourth
                                       Quarter    Quarter    Quarter    Quarter
                                      --------   --------   --------   --------

Year Ended December 31, 1999:

Total revenue                         $  1,381   $  2,780   $  2,310   $  2,602
Net loss                              $ (3,907)  $ (3,681)  $   (163)  $ (8,729)
Basic and diluted net loss per share  $  (0.54)  $  (0.51)  $  (0.02)  $  (0.82)
Basic and diluted shares outstanding     7,200      7,200      7,200     10,629

Year Ended December 31, 1998:

Total revenue                         $  1,217   $  1,095   $  1,170   $  1,204
Net loss                              $   (839)  $ (1,094)  $ (1,451)  $ (2,273)
Basic and diluted net loss per share  $  (0.12)  $  (0.15)  $  (0.20)  $  (0.32)
Basic and diluted shares outstanding     7,200      7,200      7,200      7,200


                                 Page 52 of 57
                  The Index to Exhibits is located at Page 55

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                 Page 53 of 57
                  The Index to Exhibits is located at Page 55

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant

     Information with respect to our directors and executive officers is incorporated by reference to the information under the captions: "Election of Directors--Nominees," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers" in our definitive Proxy Statement for our annual meeting of stockholders to be held on May 18, 2000 (the "Proxy Statement").

Item 11.        Executive Compensation

     Incorporated by reference to the information under the caption:  "Executive
Compensation   and  Other   Matters"  and   "Election  of   Directors,   Certain
Relationships and Related Transactions" in our Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference to the information under the caption: "Election of Directors -- Security Ownership of Management" in our Proxy Statement.

Item 13.        Certain Relationships and Related Transactions

     Incorporated by reference to the information under the caption: "Election of Directors -- Certain Relationships and Related Transactions" in our Proxy Statement.


                                 Page 54 of 57
                  The Index to Exhibits is located at Page 55

                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)        (1)   Financial Statements, see Item 8 above.
                (2)   Financial Statement Schedules - None.
                (3)   Exhibits.

Exhibit No.                                Description
-----------                                -----------

      2.1 Contribution Agreement, dated August 4, 1999, between Gus Constantin, as trustee for the Gus and Mary Constantin 1978 Living Trust, and Registrant (incorporated by reference to exhibit 2.1 to the Registrant's registration statement on Form S-1 (File No. 333-84589)).
      3.1 Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to exhibit 3.1 to the Registrant's registration statement on Form S-1 (File No. 333-84589)).
      3.2 Bylaws of Registrant (incorporated by reference to exhibit 3.2 to the Registrant's registration statement on Form S-1 (File No. 333-84589)).
      4.1 Form of Registrant's Class A common stock certificate (incorporated by reference to exhibit 4.1 to the Registrant's registration statement on Form S-1 (File No. 333-84589)).
      4.2 Form of Registrant's Class B common stock certificate (incorporated by reference to exhibit 4.2 to the Registrant's registration statement on Form S-1 (File No. 333-84589)).
     10.1 Form of Indemnification Agreement (incorporated by reference to exhibit 10.1 to the Registrant's registration statement on Form S-1 (File No. 333-84589)).
     10.2 Letter of Understanding and Summary of Discussion, dated June 1, 1998, between Bryant Tong and Registrant (incorporated by reference to exhibit 10.2 to the Registrant's registration statement on Form S-1 (File No. 333-84589)).
     10.3 Amendment to Letter of Understanding, dated August 4, 1999, between Bryant Tong and Registrant (incorporated by reference to exhibit 10.3 to the Registrant's registration statement on Form S-1 (File No. 333-84589)).
     10.4         Restated 1999 Stock Plan (incorporated by reference to exhibit
                  10.4 to the Registrant's registration statement on Form S-1 (File No. 333-84589)).
     10.5 Restated 1999 Employee Stock Purchase Plan (incorporated by reference to exhibit 10.5 to the Registrant's registration statement on Form S-1 (File No. 333-84589)).
     10.6 Administrative Services Agreement, dated August 1, 1999, between Phoenix Cable Incorporated and Registrant (incorporated by reference to exhibit 10.6 to the Registrant's registration statement on Form S-1 (File No. 333-84589)).
     10.7 Administrative Services Agreement, dated August 1, 1999, between Phoenix Precision Graphics, Inc. and Registrant (incorporated by reference to exhibit 10.7 to the Registrant's registration statement on Form S-1 (File No. 333-84589)).
     10.8 Administrative Services Agreement, dated August 1, 1999, between Phoenix Leasing Incorporated and Registrant (incorporated by reference to exhibit 10.8 to the Registrant's registration statement on Form S-1 (File No. 333-84589)).
     10.9# Business Alliance Program Agreement, dated May 15, 1997, between Oracle Corporation and Registrant (incorporated by reference to exhibit 10.9 to the Registrant's registration statement on Form S-1 (File No. 333-84589)).
     10.10 Amendment One to Business Alliance Agreement, dated Mary 15, 1997, between Oracle Corporation and Registrant (incorporated by reference to exhibit 10.10 to the Registrant's registration statement on Form S-1 (File No. 333-84589)).

                                 Page 55 of 57
                  The Index to Exhibits is located at Page 55

    10.11# Software License and Services Agreement, dated November 14, 1997, between Oracle Corporation and Registrant (incorporated by reference to exhibit 10.11 to the Registrant's registration statement on Form S-1 (File No. 333-84589)).
     10.12 Amendment One to Software License and Services Agreement, dated November 14, 1997, between Oracle Corporation and Registrant (incorporated by reference to exhibit 10.12 to the Registrant's registration statement on Form S-1 (File No. 333-84589)).
    10.13# Software License, Support and Professional Services Agreement, dated June 29, 1999 between Necho Systems Corp. and Registrant (incorporated by reference to exhibit 10.13 to the Registrant's registration statement on Form S-1 (File No. 333-84589)).
     10.14 Lease, dated August 1, 1999, between Phoenix American Incorporated and Registrant (incorporated by reference to exhibit 10.14 to the Registrant's registration statement on Form S-1 (File No. 333-84589)).
     10.15        Sublease dated August 31, 1999 between ReSource/Phoenix,  Inc.
                  and PeopleSoft USA Inc.  (incorporated by reference to exhibit
                  10.15 to the Registrant's registration statement on Form S-1 (File No. 333-84589)).
    10.16## Software License and Services Agreement dated November 11, 1999 between BroadVision, Inc. and Registrant.
     21.1         List of  subsidiaries  (incorporated  by  reference to exhibit
                  21.1 to the Registrant's registration statement on Form S-1 (File No. 333-84589)).
     23.1         Consent   of   Arthur   Andersen   LLP,   Independent   Public
                  Accountants.
     24.1         Power of Attorney (see signature page).
     27.1         Financial Data Schedule.

#    Confidential treatment granted for portions of this exhibit.
##   Confidential treatment requested for portions of this exhibit.

     (b)        Reports on Form 8-K

     We did not file any Current Reports on Form 8-K during the quarter ended December 31, 1999.


                                 Page 56 of 57
                  The Index to Exhibits is located at Page 55

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                RESOURCEPHOENIX.COM

                                By:      /s/ BRYANT TONG
                                         --------------------------------------
                                         Bryant Tong
                                         President and Chief Operating Operator

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Bryant Tong and Gregory Thornton, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


      Signature                        Title                          Date
----------------------   ----------------------------------   ------------------


/s/ GUS CONSTANTIN           Chairman of the Board and         ___________, 2000
----------------------        Chief Executive Officer
   Gus Constantin          (Principal Executive Officer)


/s/ BRYANT TONG          President, Chief Operating Officer    ___________, 2000
----------------------             and Director
     Bryant Tong


/s/ GREGORY THORNTON           Chief Financial Officer         ___________, 2000
----------------------        (Principal Financial and
   Gregory Thornton              Accounting Officer)


/s/ JAMES BARRINGTON                  Director                 ___________, 2000
----------------------
   James Barrington


/s/ GLEN MCLAUGHLIN                   Director                 ___________, 2000
----------------------
   Glen McLaughlin


/s/ ROGER SMITH                       Director                 ___________, 2000
----------------------
     Roger Smith


                                 Page 57 of 57
                  The Index to Exhibits is located at Page 55