Form 10-Q
period 2000-03-31
RESOURCEPHOENIX COM
filed 2000-05-12
CIK 1092325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ------------

                                    FORM 10-Q

  X   QUARTERLY  REPORT UNDER  SECTION 13  OR 15(d)  OF THE  SECURITIES EXCHANGE
----- ACT OF 1934

                For the quarterly period ended March 31, 2000

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

                                Yes   X    No
                                    -----     -----

The number of shares outstanding of the Registrant's Common Stock as of April 28, 2000 was 11,210,800.

                                      INDEX


                       RESOURCEPHOENIX.COM AND SUBSIDIARY


            FORM 10-Q - For the Quarterly Period Ended March 31, 2000


Part I.       Financial Information                                         Page


     Item 1.  Financial Statements

              a)  Condensed Consolidated Balance Sheets - March 31, 2000
                  (unaudited) and December 31, 1999...........................3

              b)  Condensed Consolidated Statements of Income - Three
                  Months Ended March 31, 2000 and March 31, 1999
                  (unaudited).................................................4

              d)  Condensed Statements of Cash Flows - Three Months
                  Ended March 31, 2000 and March 31, 1999 (unaudited).........5

              e)  Notes to Condensed Consolidated Financial Statements -
                  March 31, 2000 (unaudited)..................................6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations...................9

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....25


Part II.      Other Information

     Item 1.  Legal Proceedings..............................................25
     Item 2.  Changes in Securities and Use of Proceeds......................25
     Item 3.  Defaults Upon Senior Securities................................25
     Item 4.  Submission of Matters to a Vote of Security Holders............25
     Item 5.  Other Information..............................................26
     Item 6.  Exhibits and Reports on Form 8-K...............................26

         Signature    .......................................................27

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                       RESOURCEPHOENIX.COM AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                         March 31,  December 31,
                                                           2000          1999
                                                        ----------- ------------
                                                        (unaudited)

                                     ASSETS

Current Assets:
     Cash and cash equivalents                           $  9,614    $   15,78
     Accounts receivable, net of allowance of $55 at        1,422          948
       March 31, 2000 and $54 at December 31, 1999
     Receivable from affiliates                                42           33
     Prepaid expenses and other current assets                687          729
                                                         --------     --------
     Total current assets                                  11,765       17,490
Property and equipment, at cost, net of accumulated
   depreciation                                             7,015        6,287
Other assets                                                  332          276
                                                         --------     --------
       Total assets                                      $ 19,112     $ 24,053
                                                         ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                    $  3,196     $  1,455
     Accrued liabilities                                    2,008        1,655
     Deferred revenue - current                               705          306
                                                         --------     --------
       Total current liabilities                            5,909        3,416
Deferred revenue                                              931          688
                                                         --------     --------
Total Liabilities                                           6,840        4,104
Commitment and Contingencies
Stockholder's Equity:
     Class A Common Stock, $.001 par value; 4,028,000
       shares issued and outstanding at December 31,
       1999 and 4,038,800 shares issued and outstanding
       at March 31, 2000                                   32,892       32,869
     Class B Common Stock, $.001 par value; 7,172,000
       shares issued and outstanding at December 31,
       1999 and March 31, 2000                              9,957        9,957
       Accumulated deficit                                (30,577)     (22,877)
                                                         --------     --------
       Total stockholder's equity                          12,272       19,949
                                                         --------     --------
       Total liabilities and stockholder's equity        $ 19,112     $ 24,053
                                                         ========     ========

        The accompanying notes are an integral part of these statements.

                       RESOURCEPHOENIX.COM AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                   (unaudited)


                                                            Three months ended
                                                                 March 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Revenue:
     Contract service revenue                               $  1,403   $    809
     Contract service revenue - affiliate                      1,016        478
     Software revenue                                            532         94
                                                            --------   --------
       Total revenue                                           2,951      1,381
Operating expenses:
     Cost of providing services                                3,343      1,028
     Cost of providing software revenue                          324        177
     General and administrative                                2,305        511
     Research and development                                  1,002        656
     Client acquisition                                        3,122        476
     Stock-related compensation                                 --        2,358
     Depreciation and amortization                               601         91
                                                            --------   --------
       Total operating expenses                               10,697      5,297
                                                            --------   --------
Loss from operations                                          (7,746)    (3,916)
Other income (expense)                                           175          9
                                                            --------   --------
Net loss before effect of accounting change                   (7,571)    (3,907)
     Cumulative effect of accounting change                     (129)      --
                                                            --------   --------

Net loss                                                    $ (7,700)  $ (3,907)
                                                            ========   ========

Basic and diluted net loss per share:
     Net loss before effect of accounting change            $  (0.68)  $   (.54)
     Cumulative effect of accounting change                    (0.01)      --
                                                            --------   --------

     Net loss                                               $  (0.69)  $  (0.54)
                                                            ========   ========

Shares used in computing basic and
     diluted net loss per share                               11,201      7,200

Proforma amounts assuming accounting change had been in effect during the three months ended March 31, 1999:

     Net Loss                                               $ (7,522)  $ (3,992)
     Basic and diluted net loss per share                   $  (0.67)  $  (0.55)

        The accompanying notes are an integral part of these statements.

                       RESOURCEPHOENIX.COM AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                            Three Months Ended
                                                                 March 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------

Operating Activities
     Net loss                                               $ (7,700)  $ (3,907)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization                           601         91
         Stock-related compensation                             --        2,358
         Change in operating assets and liabilities:
           Accounts receivable                                  (474)       666
           Receivable from affiliates                             (9)        84
           Prepaid expenses and other assets                     (14)       (75)
           Accounts payable and accrued liabilities            2,094       (367)
           Deferred revenue                                      642        186
                                                            --------   --------
              Net cash used in operating activities           (4,860)      (964)
Investing activities
     Purchase of property and equipment                       (1,329)        (5)
                                                            --------   --------
              Net cash used in investing activities           (1,329)        (5)
Financing activities
     Proceeds from capital contribution                         --          921
     Proceeds from exercise of options                            23       --
                                                            --------   --------
              Net cash provided by financing activities           23        921

Net decrease in cash and cash equivalents                     (6,166)       (48)
Cash and cash equivalents, beginning of period                15,780        503
                                                            --------   --------
Cash and cash equivalents, end of period                    $  9,614   $    455
                                                            ========   ========


        The accompanying notes are an integral part of these statements.

                       RESOURCEPHOENIX.COM AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared without audit by ReSourcePhoenix.com (the "Company") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments are of a normal and recurring nature. For further information, refer to the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K dated December 31, 1999. Reclassification of certain prior year balances have been made to conform to the March 31, 2000 presentation.


NOTE 2.  CHANGE IN ACCOUNTING PRINCIPLE

         In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000 to the second quarter of their fiscal year. The Company has elected to implement SAB No. 101 this quarter, the effect of which is described as follows:

         Effective January 1, 2000, the Company deferred recognition of implementation fees for its Financial Outsourcing, S.T.A.R. and M.A.R.S. hosting services and will amortize such fees ratably over a three-year period as client services are performed. Prior to January 1, 2000, implementation fees were recognized when the work was completed on a percentage of completion basis. The cumulative effect of the change in the method of recognizing implementation revenue on prior years' income was a one-time charge of $129,000 or $0.01 per share. Of this amount, $85,000 is attributable to the first quarter of 1999. The effect of this change in accounting principle on first quarter 2000's revenue was to reduce total revenue from $3.7 million to $3.0 million. Costs related to client implementation activities are expensed as incurred.

         Set forth below is a comparison of operating results for the three months ended March 31, 2000:

                                                          Assuming SAB 101 had
                                                            not been adopted
                                       March 31, 2000        March 31, 2000
                                       --------------        --------------

         Revenue                          $ 2,951               $ 3,701
         Operating Expenses                10,697                10,697
         Net Loss from Operations          (7,746)               (6,996)


NOTE 3.  BASIC AND DILUTED NET LOSS PER SHARE

         Shares used in computing basic and diluted net loss per share are based on the weighted average shares outstanding in each period. Basic net loss per share excludes any dilutive effects of stock options. Diluted net loss per share includes the dilutive effect of the assumed exercise of stock options using the

                       RESOURCEPHOENIX.COM AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)


treasury stock method. However, the effect of outstanding stock options has been excluded from the calculation of diluted net loss per share as their inclusion would be antidilutive.

         If the Company had reported net income, the calculation of diluted earnings per share would have included the shares used in the computation of net loss per share as well as an additional 672,000 common equivalent shares (determined using the treasury stock method) related to outstanding stock options not included above for the first quarter of fiscal 2000.


NOTE 4.  LEGAL PROCEEDINGS

         We are not currently involved in any material legal proceedings. We are, however, party to various legal proceedings and claims from time to time arising in the ordinary course of business. We do not expect that the results in any of these legal proceedings will seriously harm our business or results of operations.


NOTE 5.  GOING CONCERN

         The Company will need to raise additional capital during the second quarter. In late April the Company began to implement a number of steps aimed at reducing its operating costs, which, prior to that point, had been predicated on higher anticipated revenue levels. Those steps included, among other things, staff reductions amounting to approximately 15% of its work force and cessation of certain development efforts that will reduce expenditures for outside consulting expertise. We expect to record a charge of approximately $900,000 in the second quarter of 2000 related to these reductions. Despite these efforts, the Company will continue to operate at a significant cash negative level. Absent additional financing, the Company may not have sufficient resources to continue as a going concern beyond its second quarter. We may sell additional debt or equity securities or enter into new credit facilities to meet our cash needs. To that end, the Company has entered into a commitment letter with Tourneau Fund, Ltd. to provide us with equity financing. (See Note 5 - Subsequent Events.) Our ability to raise funds through the equity facility with Tourneau is subject to certain conditions at the time of each sale of our Class A common stock. We may not be able to negotiate and execute a definitive agreement with Tourneau or satisfy the conditions for each sale of our Class A common stock. We cannot assure you that we will be able to complete this or any other financing, that such financing will be adequate for the Company's needs, or that a financing will be completed prior to the Company running out of funds.

         The factors discussed above create substantial doubt about the Company's ability to continue as a going concern and an uncertainty as to the recoverability and classification of recorded asset amounts and the amounts and classification of liabilities. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. In connection with the expected filing of a resale registration statement, as contemplated in our commitment letter with the Tourneau Fund, Ltd., our independent auditors, Arthur Andersen LLP, are expected to reissue their auditors' report on our financial statements for the year ended December 31, 1999. They are expected to modify their report to reflect their view that we require additional funding to continue our operations and their view that we may be unable to continue our operations absent receiving additional funding. More specifically, the modified opinion, among other things, raises substantial doubt about our ability continue as a going concern.

                       RESOURCEPHOENIX.COM AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)


NOTE 6.  SUBSEQUENT EVENTS

Management Changes

         On April 19, 2000, Bryant Tong resigned his positions as President, Chief Operating Officer and Director of our Company. Gus Constantin, our Chairman and Chief Executive Officer, will continue in these roles and will share the office of President with Corey West, our Senior Vice President, Sales and Marketing.

Financing Arrangement with Tourneau Fund, Ltd.

         On May 5, 2000, we signed a commitment letter with Tourneau Fund, Ltd. to provide us with equity financing. The principal terms of the proposed equity draw down facility provide for the sale of up to 7,000,000 shares of the Company's Class A common stock over a 14 month period at a discount of six percent from the trading price of our stock. That 14 month period would commence subsequent to the SEC declaring a resale registration statement to be filed by the Company effective and approval by our shareholders. The 14 months will be divided into pricing periods, each consisting of 20 trading days on the Nasdaq National Market. We may make 12 monthly draw downs, by giving notice and requiring Tourneau Fund, Ltd. to purchase shares of our Class A common stock, for the draw down amount. If our threshold price is at least $1.00, the draw down amount is $1,500,000. For every $1.00 increase in our threshold price, the drawn down amount will increase by $500,000. Prior to each draw down, we will provide Tourneau Fund, Ltd. with a notice that sets forth the number of shares of Class A common stock we will sell and the commencement date of the pricing period.

         Under a separate Warrant Agreement, we will issue Tourneau Fund, Ltd. warrants to purchase up to 1,800,000 shares of our Class A common stock at exercise prices ranging from $2.50 to $7.00 per share.

         Our ability to cause Tourneau to purchase common stock through the equity facility is subject to certain conditions, including the negotiation and execution of a definitive agreement that reflect the terms of the commitment letter, approval of the equity facility by our shareholders and the effectiveness of a resale registration statement registering the resale by Tourneau Fund of the shares of common stock it purchases under the equity facility. Our ability to raise funds through the equity facility also would be subject to the satisfaction of certain conditions at the time of each sale of Class A common stock to Tourneau Fund. We may not be able to negotiate and execute a definitive agreement with Tourneau Fund or satisfy the other conditions to the initial sale to Tourneau Fund under the equity facility prior to the end of June 2000. If this occurs, we would likely need to raise money from other sources in order to continue to fund our operations. Such alternative funding may not be available. In addition, we may not be able to satisfy the conditions to the subsequent sales to Tourneau Fund under the equity facility. If this occurs, we would not be able to sell the full 7,000,000 shares to Tourneau Fund pursuant to the equity facility, and we may need to raise additional money from other sources in order to continue to fund our operations. Such alternative funding may not be available on favorable terms, if at all.

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

         We introduced our Web-enabled Financial Outsourcing service and our hosted M.A.R.S. service in November 1998 and August 1999, respectively. Our Web-enabled Financial Outsourcing service is similar to our original Financial Outsourcing service, except that clients can now access the service using the Internet. We successfully implemented the first hosted M.A.R.S. client during the fourth quarter of 1999. With the hosted M.A.R.S. service offerings, we install and maintain the M.A.R.S. software in our data operations center for our clients.

         Contract service revenue. We derive contract service revenue primarily from fees to provide monthly information technology, accounting, finance and transaction processing for services related to Financial Outsourcing and S.T.A.R. We recognize monthly fees as these services are performed. Prior to January 1, 2000, implementation fees and subsequent consulting fees were recognized when the work was completed on a percentage of completion basis. As of January 1, 2000, fees for these services are deferred and amortized over the estimated contract service period, which is estimated to be three years. The method of recognizing implementation and consulting fees was changed in response to the Security and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition." The effect is reported as a change in accounting principle in accordance with Accounting Principles Board Opinion ("APB") No. 20,

"Accounting Changes". The cumulative effect of changing to a new method of accounting effective January 1, 2000 was to increase net loss by $129,000 or $0.01 basic and fully diluted loss per share for the three months ended March 31, 2000.

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

         Software revenue. We derive software revenue from software license fees, consulting services, maintenance, hosting and training for our M.A.R.S. software. Maintenance and hosting fees have been reclassed from contract service revenue to software revenue. Software license fee revenue consists principally of up-front license fees earned from the licensing of the M.A.R.S. software and related implementation and installation. Revenue from up-front software license agreements is recognized in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2. This revenue is recognized when delivery has occurred, collection is deemed probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement. Historically, we licensed our M.A.R.S. product primarily on a perpetual basis. Consulting services and training revenues are recognized as services are performed and accepted by the customers. Maintenance revenue is recognized ratably over the term of the agreement. In instances where software license agreements include a combination of consulting services, training and maintenance, these separate elements are unbundled from the agreement based on the element's fair value.

         The Company also provides M.A.R.S. services on a hosted basis, whereby our customers do not take possession of the software, instead, the software resides on the Company's server. We then provide implementation and maintenance services as described in the paragraph above. Revenue from our hosting services (including up front implementation fees) is recognized ratably over the term of the agreement. This treatment is in accordance with the tentative conclusion reached by the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) in its January 19-20, 2000 meeting , on Issue No. 00-3 "Application of AICPA Statement of Position 97-2, Software Revenue Recognition to Arrangements that Include the Right to Use Software Stored on Another Entity's Hardware". That tentative conclusion was that SOP 97-2 only applies to hosting arrangements in which the customer has the contractural right to take possession of the software at anytime during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with an unrelated third party to host the software. In the case of our hosting arrangements, the software may only be used through access to our data processing facility under our direct supervision and control.

         We expect that in the future software revenue will decline as a percentage of total revenue as we devote greater resources to our other outsourced business services.

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

         Stock-related compensation expense. As a result of stock options granted in 1999, we recognized stock-related compensation expense of $5.0 million in 1999, $3.1 million of which was recognized in the first quarter of 1999.

         Revenue and operating expense trends. On April 14, 2000 the Company announced that its revenue growth would be less than previously anticipated due to business conditions and the impact of the adoption of SAB 101. Factors acting to slow future revenue growth from levels previously anticipated include, among other things, an expected reduction in fees from affiliate companies due to reduced operations and the closure of one of the affiliates, delays in the selling cycle, due in part to concerns over the Company's financial viability going forward, planned strategic reductions in client acquisition expenditures, and the adoption of SAB 101 which will defer revenue that would otherwise have been reported during the current year. 1

         In response to anticipated slower sales growth the Company initiated several steps in late April to reduce its operating cost structure. Those steps include, among other things, staff reductions, primarily in the areas of general and administrative and client acquisition expenses, and reduced spending in certain support and product development areas. These steps, together with a slower pace of staff additions in the client services areas, are expected to reduce the Company's cash operating requirements beginning in the middle of the second quarter. Despite these steps the Company will continue to incur losses and negative cash flow over at least the balance of the fiscal year. 1










--------------------
1 This paragraph contains forward-looking statements reflecting our current expectations. In addition, our actual future performance may not meet our current expectations. You are strongly encouraged to review the section entitled "Risk Factors" commencing on page 15 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

Consolidated Results of Operations

         The following table sets forth, for the periods indicated, certain items reflected in our consolidated statements of operations expressed as a percentage of revenue and the percentage change in the underlying values from period to period.

                                              Quarter Ended March 31,
                                              ----------------------- Percentage
                                                  2000        1999      Change
                                               ----------  ---------  ----------
Consolidated Statements of Operations Data:
Revenue:
   Contract service revenue...................    47.5%       58.6%      74.3%
   Contract service revenue-- affiliate.......    34.4        34.6      112.6
   Software revenue...........................    18.0         6.8      466.0
                                               ----------  ---------  ---------
         Total Revenue........................   100.0       100.0      114.0
                                               ----------  ---------  ---------
Operating expenses:...........................
   Cost of providing services.................   113.3        74.4     (225.2)
   Cost of providing software revenue.........    11.0        12.8      (83.1)
   General and administrative.................    78.1        37.0     (351.1)
   Research and development...................    34.0        47.5      (52.7)
   Client acquisition.........................   105.8        34.5     (555.9)
   Stock-related compensation.................     0.0       170.8      100.0
   Depreciation and amortization..............    20.4         6.6     (560.4)
                                               ----------  ---------  ---------
         Total operating expenses.............   362.5       383.6     (101.9)
                                               ----------  ---------  ---------
Loss from operations..........................  (262.5)     (283.6)     (97.8)
Other income..................................     5.9          .7    1,844.4
                                               ----------  ---------  ---------
Net loss before change in accounting
  principle...................................  (256.6)     (282.9)     (93.6)
Cumulative effect on prior years of change
  in accounting principle.....................    (4.4)       -        (100.0)
                                               ----------  ---------  ---------

Net loss......................................  (261.0)%    (282.9)%    (97.1)%
                                               =========   =========  =========

         Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

         Revenue. Total revenue increased 114.0% or $1.6 million in the first quarter ending 2000 when compared with the same period in 1999, primarily due to growth in both our Financial Outsourcing service for affiliate and non-affiliate clients and sales of our M.A.R.S. product.

         Contract service revenue. Contract service revenue increased 74.3% or $0.6 million in the first quarter of fiscal 2000 when compared with the same period of fiscal 1999 primarily due to an increase in Financial Outsourcing revenue of $0.5 million. The higher revenue from Financial Outsourcing was due to the net addition of 22 new clients between March 31, 1999 and March 31, 2000. An increase in S.T.A.R. revenue of $0.04 million was due to the addition of two new clients and increased activity for existing clients.

         Contract service revenue -- affiliate. Contract service revenue from affiliates increased 112.6% or $0.5 million in the first quarter of fiscal 2000 compared with the same period in 1999. The increase in contract service revenue from affiliates was primarily due to a change in August 1999 from a fee based on allocated cost to a fee schedule that was reflective of market rates for the services provided.

         Software revenue. Software revenue increased 466.0% or $0.4 million in the first quarter of fiscal 2000 when compared with the same period in 1999. This increase was primarily due to the introduction of our current M.A.R.S. release in March 1999. Revenue in the current quarter was primarily related to the sale of additional licenses to existing clients, rather than the addition of new clients, and higher maintenance revenue.

         Cost of providing services. Cost of providing services increased 225.2% or $2.3 million in the first quarter of fiscal 2000 when compared with the same period in 1999. The increase was primarily due to the increase in the number of clients serviced, which required us to add full time and contract personnel in our operations group. Increased labor, labor-related benefit and contract labor expenses accounted for 71.2% of the increase in our cost of providing services.

         The rate of increase in cost of services exceeded the rate of revenue growth from services for the quarter. In Note 2 to the financial statements, revenues from implementation services are now deferred and recognized ratably over three years rather than the actual average implementation phase of one to three months.

         This was due in part to the adoption of SAB 101 which had the effect of deferring a significant portion of revenue that would otherwise have been recorded in the period and to the rapid expansion of staff in the client services area. Such staff were hired in anticipation of a higher number of client additions than materialized. Staff reduction, together with a slower rate of staff additions going forward and are expected to return the Company to positive gross margins later in the fiscal year.

         Cost of providing software revenue. Cost of providing software revenue increased 83% or $0.1 million in the first quarter of fiscal 2000 when compared with the same period in 1999. The increase was due primarily to the increase in M.A.R.S. clients from seven as of March 31, 1999 to 10 at the end of the current quarter.

         General and administrative expenses. General and administrative expenses increased 351.1% or $1.8 million in first quarter 2000 compared with the same period in. The increase was primarily due to the hiring of additional management and administrative personnel to support our operations.

         Research and development expenses. Research and development expenses increased 52.7% or $0.3 million in the first quarter 2000 when compared with the same period of fiscal 1999. The increase was due primarily to hiring additional full-time and contract personnel to develop enhancements and new features to our M.A.R.S software product and conduct application development work for our Financial Outsourcing services.

         Client acquisition expenses. Client acquisition expenses increased 555.9% or $2.6 million in first quarter 2000 compared with the same period of fiscal 1999. The increase was due largely to incremental salary and benefits expense of $1.2 million associated with hiring additional sales and implementation personnel for our Financial Outsourcing services and, to a lesser extent, M.A.R.S. An increase of $0.4 million in consultant expenses incurred supporting new Financial Outsourcing client implementations. Increased sales support costs, including the opening of 14 regional sales offices, together with higher advertising and promotional expenses also contributed to higher costs in first quarter 2000 compared to the same period in 1999.

         Stock-related compensation expense. As a result of stock options granted in 1999, we recognized stock-related compensation expense of $2.4 million in first quarter 1999. We had no stock-related compensation expense in the first quarter of 2000.

         Cumulative effect on prior years for a change in accounting principle. As of January 1, 2000, the method of recognizing implementation fees for our Financial Outsourcing and for M.A.R.S. hosted clients was changed from a percentage  of  completion  basis to  recognition  ratably  over  the  estimated contract life. The Company has adopted a three year period for such amortization, in response to the Security and Exchange Commission's Staff
Accounting Bulletin (SAB) No. 101 "Revenue Recognition." In accordance with Accounting Principles Board Opinion ("APB") No. 20, "Accounting Changes," the effect of changing to a new method of accounting effective at the beginning of our fiscal year, January 1, 2000 is to report the cumulative effect on prior year income as of January 1, 2000 which resulted in an increase in net loss of $129,000.

         The impact of the change was to reduce Financial Outsourcing revenue by $415,000 and Software revenue by $335,000 for a total of $750,000 or $0.07 per share for the quarter ended March 31, 2000.

Liquidity and Capital Resources

         Since inception, we have financed our operations primarily through equity contributions and loans from the Gus and Mary Jane Constantin 1978 Living Trust, our sole stockholder prior to our initial public offering and from the net proceeds of our initial public offering, which closed in October 1999.

         At March 31, 2000, we had approximately $9.6 million of cash and cash equivalents. Net cash used in operating activities in the first three months of 2000 and 1999 was $4.9 million and $1.0 million, respectively. The cash used in operating activities in 2000 and 1999 was primarily the result of net losses.

         Net cash used in investing activities was $1.3 million in first quarter 2000 and $5,000 in the first quarter of 1999. The net cash used in investing activities resulted primarily from capital expenditures for data processing equipment, leasehold improvements and furniture and fixtures. We expect to make additional capital expenditures for computer hardware and software, furniture, equipment and fixtures to support the continued growth of our operations.

         Net cash provided by financing activities was $23,000 in first quarter 2000 and $0.9 million, in the first three months 1999. Net cash provided by financing activities in 2000 resulted from the exercise of certain employee options. Net cash provided by financing activities in the first three months of 1999 was due to capital contributions from our then sole stockholder.

         We will need to raise additional capital during the second quarter. Subsequent to the end of the first quarter, the Company began to implement a number of steps aimed at reducing its operating costs. Those steps included, among other things, staff reductions amounting to approximately 15% of its work force and cessation of certain development efforts that will reduce expenditures for outside consulting expertise. Despite these efforts, the Company will continue to operate at a significant cash negative level. Absent additional financing, the Company may not have sufficient resources to continue as a going concern beyond its second quarter. To that end, the Company has entered into a commitment letter with Tourneau Fund, Ltd. to provide us with equity financing. (See Note 5 - Subsequent Events.) Our ability to raise funds through the equity facility with Tourneau is subject to certain conditions at the time of each sale of our Class A common stock. We may not be able to negotiate and execute a definitive agreement with Tourneau or satisfy the conditions for each sale of our Class A common stock. We cannot assure you that we will be able to complete this or any other financing, that such financing will be adequate for the Company's needs, or that a financing will be completed prior to the Company running out of funds.

Forward Looking Statements

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

Risk Factors

We may not be able to continue operating our business if we do not complete our previously announced equity line financing with Tourneau Fund, Ltd. or an alternative equity or debt financing prior to the end of June 2000.

         Our business has not generated sufficient cash flow to fund our operations without requiring external sources of capital, and we expect to continue to have significant net cash outflow. As of March 31, 2000, we had working capital of $5.9 million. If we do not complete an equity or debt financing prior to the end of June 2000, we may not have sufficient cash to continue operating our business. In that event, our shareholders could lose substantially all, if not all, of their investment in our company.

         On May 5, 2000, we entered into a commitment letter with Tourneau Fund Ltd. to provide us with equity financing. The commitment letter provides for the purchase of up to 7,000,000 shares of Class A common stock at a discount to the prevailing market price and the issuance of warrants to purchase up to 1,800,000 shares of Class A common stock at exercise prices ranging from $2.50 to $7.00 per share. Our ability to cause Tourneau to purchase common stock through the equity facility is subject to certain conditions, including the negotiation and execution of a definitive agreement that reflect the terms of the commitment letter, approval of the equity facility by our shareholders and the effectiveness of a resale registration statement registering the resale by Tourneau of the shares of common stock it purchases under the equity facility. Our ability to raise funds through the equity facility also would be subject to the satisfaction of certain conditions at the time of each sale of Class A common stock to Tourneau. We may not be able to negotiate and execute a definitive agreement with Tourneau or satisfy the other conditions to the initial sale to Tourneau under the equity facility prior to the end of June 2000. If this occurs, we would likely need to raise money from other sources in order to continue to fund our operations. Such alternative funding may not be available. In addition, we may not be able to satisfy the conditions to the subsequent sales to Tourneau under the equity facility. If this occurs, we would not be able to sell the full 7,000,000 shares to Tourneau pursuant to the equity facility, and we may need to raise additional money from other sources in order to continue to fund our operations. Such alternative funding may not be available on favorable terms, if at all.

We may have difficulty raising money we need for our operations in the future.

         Even if we execute a definitive agreement with Tourneau and satisfy the conditions to the initial sale and subsequent sales under the equity facility, we may have to raise additional money from other sources in the future. Because the price at which we would sell stock to Tourneau under the equity facility will depend on the prevailing market price of our Class A common stock over the 14 month term of the equity facility, we cannot predict the amount of proceeds we would receive under the equity facility. Due to price fluctuations, we may receive less proceeds than we need to fund our operations until the Company achieves cash breakeven. If this occurs, we would need to raise additional funds. Outside sources may not provide us with money when we need it. If we cannot obtain money when we need it, we may need to further reduce our operations. In addition, even if we are able to find outside sources that will provide us with money when we need it, in order to raise this money we may be required to issue securities with better rights than the rights of our Class A common stock or we may be required to take other actions which lessen the value of our current Class A common stock, including borrowing money on terms that are not favorable to us.

We expect to continue to incur losses and experience negative cash flow.

         We expect to have significant operating losses and continue to record significant net cash outflow on a quarterly and annual basis. We reported net loss from operations of $30.8 million for the period from January 1, 1997, the date on which we began operations as a separate company, through March 31, 2000, and reported net cash used in operating and investing activities of $26.4 million for the same period. Further developing our business and expanding our network may require significant capital in addition to the amount that may be raised under the proposed equity facility with Tourneau. We may not be able to obtain additional capital on terms favorable to us or at all.

         Our ability to achieve and maintain profitability is highly dependent upon the successful commercialization of our Financial Outsourcing services. We may not ever be able to successfully commercialize our products or achieve profitability.

Modifications of the report of our independent public accountants regarding our ability to continue as a going concern may significantly impair our ability to sell our products and services.

         In connection with the expected filing of a resale registration statement, as contemplated in our commitment letter with the Tourneau Fund, Ltd., our independent auditors, Arthur Andersen LLP, are expected to reissue their auditors' report on our financial statements for the year ended December 31, 1999. They are expected to modify their report to reflect their view that we require additional funding to continue our operations and their view that we may be unable to continue our operations absent receiving additional funding. More specifically, the modified report, among other things, raises substantial doubt about our ability to continue as a going concern. We believe that growing concern among our existing and potential customers regarding our continued financial viability has been a significant factor causing demand for our products to grow more slowly than we previously anticipated. The modified report from Arthur Andersen may reinforce our existing and potential customers' concern.

         Even if we close the equity facility with Tourneau, we cannot assure you that Arthur Andersen's report on our future financial statements will not include a similar modification. The continued inclusion of a going concern modification in Arthur Andersen's report could perpetuate concerns about our ability to fulfill our contractual obligations, as well as adversely affect our relationships with third parties and impair our ability to complete future financings. Each of the foregoing could significantly damage our business.

Our Class A common stock may be delisted from the Nasdaq National Market if we cannot meet the continued listing requirements.

         While the Class A common stock has met the current initial listing requirements for inclusion in the Nasdaq National Market, there can be no assurance that we will meet the continued listing requirements. To maintain our listing on the Nasdaq National Market:

    o we must have at least 750,000 shares publicly held with a market value of at least $5 million;

    o    we will have to maintain at least $4 million in net tangible assets;

    o the minimum bid price of our Class A common stock will have to be $1.00 per share;

    o    our Class A common must be held by at least 400 holders; and

    o    our Class A common stock must have at least two active market makers.

         If we are unable to satisfy the maintenance criteria of the Nasdaq National Market, our Class A common stock may be delisted. If this occurs, our Class A common stock would be traded only in the over-the-counter market. As a result, the liquidity of our Class A common stock would be significantly impaired and the price of our Class A common stock would be significantly adversely affected. Among other things, our company could receive less media coverage and have fewer security analysts.

         If our Class A common stock is delisted, then trading in our Class A common stock would be subject to rules under the Securities Exchange Act of 1934 that require additional disclosure by broker-dealers in connection with any trades involving a stock defined as "penny stock." In general, a penny stock is an equity security that is not listed on a national exchange and has a market price of less than $5.00 per share, subject to some exceptions. Prior to any transaction in a penny stock, the rules require the delivery of a disclosure schedule explaining the penny stock market and associated risks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. For these transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock. In addition, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. This information must be provided to the customer orally or in writing prior to the transaction and in writing before or with the customer's confirmation. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed on broker-dealers by these requirements may discourage them from effecting transactions in our Class A common stock, which could severely limit the liquidity of our Class A common stock and the ability of purchasers in this offering to sell our Class A common stock in the secondary market.

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

         In addition, growth in, demand for and acceptance of Internet-based software applications and business process outsourcing solutions, including our Financial Outsourcing service, by early stage and middle market companies is highly uncertain. It is possible that our outsourced business information solutions may never achieve broad market acceptance. If the market for our services does not grow significantly or continues to grow less rapidly than we currently anticipate, our business, financial condition and operating results would be seriously harmed.

Our Financial Outsourcing service is targeted at early stage and middle market companies, which may be more likely to be acquired or to cease operations than other companies. As a result, our client base may be more volatile than the client bases of companies whose client bases consist of more established companies.

         Our Financial Outsourcing service is targeted at early stage and middle market companies, which may be more likely to be acquired or to cease operations than other companies. As a result, our client base may be more volatile than the client bases of companies whose client bases consist of more established companies. From our inception through the end of 1999, we lost five unaffiliated clients, including one because the client was acquired and three because the clients ceased operations or no longer had financial means to continue our services. In the quarter ended March 31, 2000, we lost two clients because they were purchased and one client because it no longer had financial means to continue our services. If we experience greater than expected client turnover, either because our clients are acquired, cease operations or for any other reason, our business, financial condition and operating results could be seriously harmed.

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

         Our historical revenues were derived primarily from services that we do not expect to be the focus of our business in the future. We introduced our S.T.A.R. services and our original Financial Outsourcing service in 1993. Our Web-enabled Financial Outsourcing service and our hosted M.A.R.S. service were introduced in November 1998 and August 1999, respectively. For the years 1998, 1999 and the first quarter of 2000, we derived approximately 67%, 50% and 40%, respectively, of total revenue from our S.T.A.R. services. For the years 1998, 1999 and the first quarter of 2000, we derived approximately 1%, 25% and 18%, respectively, of total revenue from the sale of software, including license fees and related services. Because our historical revenues were derived from a different type of service than the services that we plan to emphasize in the future, our historical financial results may not be comparable to our future financial results. In addition, our M.A.R.S. and S.T.A.R. services are marketed to specialized financial services clients. Our Financial Outsourcing services are marketed to a broader, less specialized market than either of our M.A.R.S. or S.T.A.R. services. We may be unsuccessful in our efforts to market to this target market.

         Our strategy does not contemplate M.A.R.S. as one of our core offerings. As a result, we expect that software license fees will decline as a percentage of revenues as we devote greater resources to our other outsourced financial and management reporting services.

Our stock price could fluctuate dramatically because of fluctuations in our quarterly operating results. This could result in substantial losses to investors.

         Period-to-period comparisons of our operating results may not be a good indication of our future performance. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts or investors. In that event, our stock price would likely fall significantly. For example, on April 14, 2000, we announced that we expected our revenue to grow more slowly than previously expected. We also announced on that date that we would adopt a recently introduced accounting policy, the effect of which would be, among other things, to reduce our reported revenue for 2000. Following these announcements, the trading price of our Class A common stock immediately fell dramatically.

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

         Stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our Class A common stock. The market prices of the securities of Internet-related and technology-related companies have been especially volatile. The closing price of our Class A common stock, for example, has fluctuated between $1.66 and $25.37 since our initial public offering in October 1999 through April 28, 2000. In addition, if our performance in a given quarter or our expected future performance falls below the expectations of securities analysts or investors, the price of our Class A common stock will likely fall significantly, as it did in April 2000.

Our operating results depend on our relationships with a limited number of clients. As a result, the loss of a single client may seriously harm our operating results.

         Our results of operations and our business depend on our relationships with a limited number of large clients. As a result, the loss of a single client may seriously harm our operating results. Set forth below is the percentage of revenues during the three months ended March 31, 2000 and the years ended December 31, 1999 and 1998 for each of our clients that accounted for more than 10% of our revenues and for our ten largest clients combined:

                                        Quarter Ended
                                          March 31,      Year Ended December 31,
                                          ---------      -----------------------
                                            2000           1999           1998
                                            ----           ----           ----
Phoenix Leasing (an affiliate)               26%            24%            41%
GE Capital Aviation Services/PIMC             8%             9%            20%
John Hancock Advisors                        --             16%            --
Total of ten largest clients combined:       72%            77%            86%

         We cannot assure you that we will be able to maintain our current level of revenues derived from any of our clients or markets in the future. The termination of our business relationships with any of our significant clients or a material reduction in the use of our services by any of our significant clients, could seriously harm our business and operating results.

We rely on third parties to supply us with the software, hardware and services necessary to provide our services. The loss of any of this third party software, hardware or services may be difficult to replace and may harm our operating results.

         A substantial portion of the software that is integrated into our services is licensed from third parties, including Oracle Corporation, BroadVision, Inc. and Vitria Technology, Inc. If we were to lose the right to use the software that we have licensed from Oracle, BroadVision, Vitria or other third parties, our operations would be seriously harmed. Our agreements with our software vendors are non-exclusive. Our vendors may choose to compete with us directly. Oracle, for example, is now offering a Web-enabled version of its enterprise resource planning software that it markets directly to middle market businesses. Our vendors may also enter into strategic relationships with our competitors. These relationships may take the form of strategic investments, or marketing or other contractual arrangements. Our competitors may also license and utilize the same technology in competition with us. We cannot assure you that the vendors of technology used in our products will continue to support this technology in its current form. We also cannot assure you that we will be able to adapt our own offerings to changes in this technology. In addition, we cannot assure you that the financial or other difficulties of our vendors will not adversely affect the technologies incorporated into our services, or that if these technologies become unavailable we will be able to find suitable alternatives.

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

         We derived approximately 18% of our revenues from licensing our M.A.R.S. software product during the quarter ended March 31, 2000. Our clients rely on this software to perform critical business functions such as sales and expense tracking and fulfillment/inventory tracking. Because our clients depend on our M.A.R.S. software for their critical systems and business functions, any interruptions caused by unknown defects in our software could damage our reputation, cause our clients to initiate product liability suits against us, divert our research and development resources, cause us to lose revenue or delay market acceptance of any outsourced business service that is based on this software. Any of these things could harm our business. Our software may contain errors or defects, particularly when new versions or enhancements are released. We may not discover software defects that affect our current software or enhancements until after they are sold. Although we have not experienced any material software defects to date, any defects could cause our clients to experience severe system failures.

         The software applications that we license from Oracle, BroadVision, Vitria and other third parties and integrate into our service offerings may contain defects when introduced or when new versions or enhancements are released. We cannot assure you that software defects will not be discovered in the future. If our services incorporate software that has defects and these defects adversely affect our service offerings, our business, reputation and operating results may be harmed.

The markets we serve are highly competitive and many of our competitors have much greater resources.

         Our current and potential competitors include applications service providers, systems integrators, and software and hardware vendors. Our competitors, who may operate in one or more of these areas, include companies such as Andersen Consulting, Corio, Inc., DIGEX, Inc., Exodus Communications, Inc., International Business Machines Corporation, Navisite, Inc., PricewaterhouseCoopers LLP, and USInternetworking, Inc. Some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to rapidly gain market share by addressing the needs of our prospective clients. These relationships may take the form of strategic investments or marketing or other contractual arrangements.

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

         We must recruit qualified information technology personnel, for which there is high demand and short supply. In addition, we must recruit qualified accounting, finance and transaction processing personnel, which are also in high demand. During the second half of 1999, we opened eight new offices outside northern California. In April 2000, we closed five offices, including one office in California. We have little experience operating a multi-office business.

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

         We have made substantial investments to pursue our strategy. These investments include:

    o developing relationships with particular software providers, including Oracle, BroadVision and Vitria;

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         We do not hold derivative financial instruments, derivative commodity investments or other financial investments or engage in foreign currency hedging or other transactions that expose us to material market risk.


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

         We are not currently involved in any material legal proceedings. We are, however, party to various legal proceedings and claims from time to time arising in the ordinary course of business. We do not expect that the results in any of these legal proceedings will seriously harm our business or results of operations.

Item 2.    Changes in Securities and Use of Proceeds

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

         After deducting expenses of the Offering, the net offering proceeds to us were $28.8 million. As of March 31, 2000, we used the net offering proceeds to repay approximately $6.6 million outstanding promissory notes to our majority stockholder, to make capital additions of approximately $5.5 million and approximately $7.1 million for general corporate purposes, including working capital. The remaining net proceeds have been invested in short-term cash instruments pending final deployment. We currently estimate that the remaining net proceeds of the Offering will be used as follows:

    o    15% to 25% for capital expenditures; and

    o    75% to 85% for general corporate purposes, including working capital.

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


Item 3.    Defaults Upon Senior Securities

         None.

Item 4.    Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the first quarter of fiscal year 2000.

Item 5.    Other Information

         None.

Item 6.    Exhibits and Reports on Form 8-K

           a.     Exhibits

                  None.

           b.     Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              RESOURCEPHOENIX.COM
                                              -------------------
                                                  (Registrant)



    Date                       Title                              Signature
    ----                       -----                              ---------

May 12, 2000       President                                  /S/ W. COREY WEST
------------       (Principal Executive Officer)              -----------------
                                                              (W. Corey West)


May 12, 2000       Chief Financial Officer                    /S/ GREG THORNTON
------------       (Principal Accounting Officer)             -----------------
                                                              (Greg Thornton)