Form 10-Q
period 2000-06-30
RESOURCEPHOENIX COM
filed 2000-08-14
CIK 1092325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ------------

                                    FORM 10-Q

  X   QUARTERLY  REPORT UNDER  SECTION 13  OR 15(d)  OF THE  SECURITIES EXCHANGE
----- ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

       Registrant's telephone number, including area code: (415) 485-4600
                                                           --------------

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

The number of shares outstanding of the Registrant's Common Stock as of July 31, 2000 was 11,376,760.

                                      INDEX


                               RESOURCEPHOENIX.COM


            FORM 10-Q - For the Quarterly Period Ended June 30, 2000


Part I.       Financial Information                                         Page


     Item 1.  Financial Statements

              a)  Condensed Consolidated Balance Sheets - June 30, 2000
                  (unaudited) and December 31, 1999...........................3

              b)  Condensed Consolidated Statements of Income - Three
                  and Six Months Ended June 30, 2000 and June 30, 1999
                  (unaudited).................................................4

              d)  Condensed Statements of Cash Flows - Six Months
                  Ended June 30, 2000 and June 30, 1999 (unaudited)...........5

              e)  Notes to Condensed Consolidated Financial Statements -
                  June 30, 2000 (unaudited)...................................6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations..................10

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....28


Part II.      Other Information

     Item 1.  Legal Proceedings..............................................28
     Item 2.  Changes in Securities and Use of Proceeds......................28
     Item 3.  Defaults Upon Senior Securities................................29
     Item 4.  Submission of Matters to a Vote of Security Holders............29
     Item 5.  Other Information..............................................30
     Item 6.  Exhibits and Reports on Form 8-K...............................30

         Signature    .......................................................31

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                               RESOURCEPHOENIX.COM
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                         June 30,   December 31,
                                                           2000         1999
                                                         --------   ------------
                                                        (unaudited)

                                     ASSETS

Current Assets:
     Cash and cash equivalents                           $  4,210     $ 15,780
     Accounts receivable, net of allowance                  1,119          948
     Receivable from affiliates                                41           33
     Prepaid expenses and other current assets              1,143          729
                                                         --------     --------

       Total current assets                                 6,513       17,490

     Property and equipment                                 9,979        7,669
     Accumulated depreciation                              (2,599)      (1,382)
                                                         --------     --------
       Net property and equipment                           7,380        6,287

     Other assets                                             450          276
                                                         --------     --------

     Total assets                                        $ 14,343     $ 24,053
                                                         ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                    $  1,701     $  1,455
     Accrued liabilities                                    1,773        1,655
     Deferred revenue                                       1,029          306
     Other liabilities                                        522         --
     Notes payable - bank                                     133         --
     Notes payable - affiliate                                662         --
                                                         --------     --------
       Total current liabilities                            5,820        3,416

     Notes payable - affiliate                              2,189         --
     Deferred revenue                                       1,118          688
                                                         --------     --------
       Total long term liabilities                          3,307          688
                                                         --------     --------

       Total Liabilities                                    9,127        4,104

Stockholders' Equity:
     Preferred Stock, $.001 par value:  5,000,000
       shares authorized                                     --           --
     Class A Common Stock, $.001 par value:
       27,800,000 shares authorized, 4,204,760
       and 4,028,000 issued and outstanding at
       June 30, 2000 and December 31, 1999,
       respectively                                        31,570       32,869
     Warrants                                               1,927         --
     Class B Common Stock, $.001 par value:
       7,200,000 shares authorized, 7,172,000
       issued and outstanding at June 31, 2000 and
       December 31, 1999                                    9,957        9,957

     Accumulated deficit                                  (38,238)     (22,877)
                                                         --------     --------

       Total stockholders' equity                           5,216       19,949
                                                         --------     --------

       Total liabilities and stockholders' equity        $ 14,343     $ 24,053
                                                         ========     ========

        The accompanying notes are an integral part of these statements.

                               RESOURCEPHOENIX.COM
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                  Three months ended     Six months ended
                                                       June 30,              June  30,
                                                  -------------------   -------------------
                                                    2000       1999       2000       1999
                                                  --------   --------   --------   --------

Revenue:
     Contract service revenue                     $  1,628   $    932   $  3,031   $  1,741
     Contract service revenue - affiliate              944        435      1,960        913
     Software revenue                                  271      1,413        803      1,507
                                                  --------   --------   --------   --------

       Total revenue                                 2,843      2,780      5,794      4,161

Operating Expenses:
     Cost of providing services                      3,414      1,378      6,757      2,406
     Cost of providing software revenue                289        225        613        402
     General and administrative                      2,747        488      5,052        999
     Research and development                          796        695      1,798      1,351
     Client acquisition costs                        2,607        613      5,729      1,089
     Depreciation and amortization                     667        137      1,268        228
     Stock-related compensation                       --        2,933       --        5,291
                                                  --------   --------   --------   --------

       Total operating expenses                     10,520      6,469     21,217     11,766

Loss from operations                                (7,677)    (3,689)   (15,423)    (7,605)

Other income (expense)                                  16          8        191         17
                                                  --------   --------   --------   --------

Net loss before change in accounting principal      (7,661)    (3,681)   (15,232)    (7,588)
                                                  --------   --------   --------   --------

     Cumulative effect on prior years                 --         --         (129)      --
                                                  --------   --------   --------   --------

Net loss                                          $ (7,661)  $ (3,681)  $(15,361)  $ (7,588)
                                                  ========   ========   ========   ========

Basic and diluted net loss per share:
     Net loss before effect of accounting change  $  (0.68)  $  (0.51)  $  (1.35)  $  (1.05)
     Cumulative effect of accounting change           --         --        (0.01)      --
                                                  --------   --------   --------   --------

     Net loss                                     $  (0.68)  $  (0.51)  $  (1.36)  $  (1.05)
                                                  ========   ========   ========   ========

Shares used in computing basic and
     diluted net loss per share                     11,318      7,200     11,260      7,200

Proforma amounts assuming accounting change had been in effect during the three and six months ended June 30, 1999:

     Net Loss                                     $ (7,661)  $ (3,719)  $(15,232)  $ (7,711)
                                                  --------   --------   --------   --------
     Basic and diluted net loss per share         $  (0.68)  $  (0.52)  $  (1.35)  $  (1.07)
                                                  --------   --------   --------   --------

        The accompanying notes are an integral part of these statements.

                               RESOURCEPHOENIX.COM
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                             Six months ended
                                                                  June 30,
                                                             2000        1999
                                                           --------    --------

Operating Activities
     Net income (loss)                                     $(15,361)   $ (7,588)
     Loss on disposal of assets                                  39        --
     Adjustments to reconcile net income (loss) to
       net cash  provided by (used in) operating
       activities:
       Depreciation and amortization                          1,267         229
       Stock compensation expense                              --         5,291
       Change in operating assets and liabilities:
         Accounts receivable, net                              (171)       (540)
         Receivable from (due to) affiliates                     (8)         93
         Prepaid expenses and other assets                     (463)        (78)
         Accounts payable and accrued liabilities               364        (230)
         Deferred revenue                                     1,153         374
         Other                                                  522        --
                                                           --------    --------
           Net cash used in operating activities            (12,658)     (2,449)

Investing activities
     Purchase of equipment, furniture and fixtures           (2,397)     (1,529)
                                                           --------    --------
         Net cash used in investing activities               (2,397)     (1,529)

Financing activities
     Proceeds from capital contributions from
       stockholder                                             --         3,603
     Proceeds from sale of stock                                352        --
     Bank credit facility, net                                  133        --
     Notes payable - affiliate                                3,000        --
                                                           --------    --------
         Net cash provided by financing activities            3,485       3,603
                                                           --------    --------

Net decrease in cash and cash equivalents                   (11,570)       (375)

Cash and cash equivalents, beginning of period               15,780         503
                                                           --------    --------

Cash and cash equivalents, end of period                   $  4,210    $    128
                                                           ========    ========

Supplemental disclosure of noncash financing
     activities:
     Issuance of warrants in connection with
       affiliate note payable                              $   (149)   $   --
     Issuance of warrants in connection with
       bank credit facility                                    (127)       --
     Issuance of warrants in connection with
       equity financing                                      (1,651)       --
     Contribution of fixed assets from affiliate               --         1,474

        The accompanying notes are an integral part of these statements.

                               RESOURCEPHOENIX.COM
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared without audit by ReSourcePhoenix.com (the "Company") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments are of a normal and recurring nature. For further information, refer to the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K dated December 31, 1999. Reclassification of certain prior year balances have been made to conform to the June 30, 2000 presentation.


NOTE 2.  CHANGE IN ACCOUNTING PRINCIPLE

         In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC SAB 101A and SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin after December 15, 1999 to the fourth quarter of their fiscal year. The Company elected to implement SAB No. 101 the first quarter of 2000, the effect of which is described as follows:

         Effective January 1, 2000, the Company deferred recognition of implementation fees for its Financial Outsourcing services and for its S.T.A.R. and M.A.R.S. hosting services, and will amortize such fees ratably over a three-year period as client services are performed. Prior to January 1, 2000, implementation fees were recognized when the work was completed on a percentage of completion basis. The cumulative effect of the change in the method of recognizing implementation revenue on prior years' income was a one-time charge of $129,000.
Costs related to client implementation activities are expensed as incurred.

         Set forth below is a comparison of operating results for the six months ended June 30, 2000:

                                                         Assuming SAB 101 had
                                                           not been adopted
                                           June 30, 2000    June 30, 2000
                                           -------------    -------------

              Revenue                        $  5,794         $  6,786
              Operating Expenses               21,217           21,217
              Net Loss from Operations        (15,423)         (14,431)


NOTE 3.  BASIC AND DILUTED NET LOSS PER SHARE

         Shares used in computing basic and diluted net loss per share are based on the weighted average shares outstanding in each period. Basic net loss per share excludes any dilutive effects of stock options and warrants. Diluted net loss per share includes the dilutive effect of the assumed exercise of stock

                               RESOURCEPHOENIX.COM
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


options using the treasury stock method. However, the effect of 3,049,000 outstanding stock options and 2,111,000 outstanding warrants have been excluded from the calculation of diluted net loss per share as their inclusion would be antidilutive.


NOTE 4.  LEGAL PROCEEDINGS

         We are not currently involved in any material legal proceedings. We are, however, party to various legal proceedings and claims from time to time arising in the ordinary course of business. We do not expect that the results from any of these legal proceedings will have a material effect on our financial position or results of operations.


NOTE 5.  GOING CONCERN

         The Company will need to raise additional capital during the third quarter. In late April the Company began to implement a number of steps aimed at reducing its operating costs, which, prior to that point, had been predicated on higher anticipated revenue levels. Those steps included, among other things, staff reductions amounting to approximately 15% of its work force and cessation of certain development efforts that reduce expenditures for outside consulting expertise. The company recorded a charge of approximately $800,000 in the second quarter of 2000 related to these reductions. Despite these efforts, the Company will continue to operate at a significant cash negative level. Absent additional financing, the Company may not have sufficient resources to continue as a going concern beyond its third quarter. We may sell additional debt or equity securities or enter into new credit facilities to meet our cash needs. To that end, the Company has entered into an agreement with Torneaux Ltd. to provide us with equity financing. (See Note 6 - Financing Arrangement with Torneaux Ltd.) Our ability to raise funds through the equity facility with Torneaux is subject to certain conditions at the time of each sale of our Class A common stock. We may not be able to satisfy the conditions for each sale of our Class A common stock. We cannot assure you that we will be able to complete this or any other financing, that such financing will be adequate for the Company's needs, or that a financing will be completed prior to the Company running out of funds.

         The factors discussed above create substantial doubt about the Company's ability to continue as a going concern and an uncertainty as to the recoverability and classification of recorded asset amounts and the amounts and classification of liabilities. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. In connection with filing a registration statement, our independent auditors, Arthur Andersen LLP, reissued their auditors' report on our financial statements for the year ended December 31, 1999. They modified their report to reflect their view that we require additional funding to continue our operations and their view that we may be unable to continue our operations absent receiving additional funding. More specifically, the modified opinion, among other things, recognizes substantial doubt about our ability to continue as a going concern.

                               RESOURCEPHOENIX.COM
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


NOTE 6.  FINANCING ARRANGEMENT WITH TORNEAUX LTD.

         On June 6, 2000, we entered into a common stock purchase agreement with Torneaux Ltd. Pursuant to the agreement, we may issue and sell, from time to time, up to 7,000,000 shares of our Class A common stock, subject to the satisfaction of certain conditions.

         Beginning on the date a registration statement is declared effective by the SEC, and continuing for 14 months thereafter, we may in our sole discretion sell, or put, shares of our Class A common stock to Torneaux. The 14-month period is divided into pricing periods, each consisting of 20 trading days on the Nasdaq National Market.

         From time to time during the 14-month term, we may make 12 monthly draw downs, by giving notice and requiring Torneaux to purchase shares of our Class A common stock, for the draw down amount. Torneaux's purchase price may fluctuate based upon the daily volume weighted average price over a 20 day trading period. Prior to each draw down, we will provide Torneaux with a notice that sets forth the number of shares of Class A common stock we will sell, the commencement date of the pricing period, and the threshold price, which is the lowest price per share at which we will issue new shares of Class A common stock. We may issue a draw down notice for up to $1,500,000 if the threshold price is equal to or exceeds $1.00, and an additional $500,000 for every $1.00 increase of the threshold price above $1.00 up to $21.00, for a maximum draw down amount of $11,500,000. If we set the threshold price between $1.00 and $10.00, then the purchase price to be paid by Torneaux is 94% of the daily volume weighted average price over the pricing period. If we set the threshold price between $10.00 and $21.00, then for each $1.50 increase in the threshold price above $10.00, the purchase price to be paid by Torneaux is increased by 0.10%. If the daily volume weighted average price on a given trading day is less than the threshold price set by us, then the amount that we can draw down will be reduced by 1/20 for that pricing period. In addition, if trading in our Class A common stock is suspended for more than three hours in any trading day, then the daily volume weighted average price for that trading day is deemed to be below the threshold price and, consequently, reduces the draw down amount by 1/20.

         On June 6, 2000, we also issued warrants to Torneaux to purchase up to 1,800,000 shares of our Class A common stock at exercise prices ranging from $2.50 to $7.00 per share. Torneaux may exercise the warrants through June 5, 2003. The first warrant, Warrant A, is immediately exercisable for 125,000 shares of Class A common stock. Thereafter, Warrant A is exercisable in increments of 125,000 shares upon the sale of the 125,000 shares previously issued. 500,000 shares of Class A common stock are issuable to Torneaux at $2.50 per share upon the exercise of Warrant A. Once all of the shares issued upon exercise of Warrant A have been sold, then Warrant B may be exercised in increments of 125,000 shares upon the sale of the 125,000 shares previously issued. 500,000 warrant shares are issuable to Torneaux at $4.00 per share upon the exercise of Warrant B. After the Warrant B shares have been sold, then Torneaux may exercise Warrant C for up to 400,000 warrant shares at $6.00 per share. Warrant C may be exercised in increments of 100,000 shares upon the sale of the 100,000 shares previously issued. Upon the sale of all shares issued under Warrant C, then Torneaux may exercise Warrant D for up to 400,000 shares of Class A common stock at $7.00 per share. Warrant D may be exercised in increments of 100,000 shares upon the sale of the 100,000 shares previously issued. The warrants contain provisions that protect Torneaux against dilution by adjustment of the exercise price and the number of shares issuable thereunder upon the occurrence of specified events, such as a merger, stock split, stock dividend, recapitalization and additional issuances of common stock. The exercise price for the warrant shares is payable in cash.

                               RESOURCEPHOENIX.COM
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


NOTE 7.  DEBT FINANCING

         On June 7, 2000, we entered into a line of credit, in the form of a factoring arrangement, for up to $2,000,000 with Pacific Business Funding, a division of Cupertino National Bank. Pursuant to the credit agreement, we may borrow up to 80% against all eligible receivables due within 90 days, and we will pay interest at a rate of 15% per annum on the average daily balance of the amount borrowed, and an administration fee of 1/2% of the face amount of each invoice financed. In addition, we paid a commitment fee of 1% of the commitment amount. The line of credit is secured by our accounts receivable. Eligible receivables are expected to yield actual borrowing capacity under the facility in the $500,000 to $800,000 range over the balance of the calendar year. Borrowings are made against specific receivables and then repaid as the receivables are collected by the Company. As such, most borrowings are made and repaid within the same month. The Company had a balance of $0.1 million and $0.1 million outstanding under the facility at June 30, 2000 and July 31, 2000, respectively. In connection with the credit agreement, we issued a warrant to Pacific Business Funding to purchase up to 85,715 shares of our Class A common stock at $1.75 per share, which is the average closing price of our Class A common stock on the Nasdaq National Market, for the five trading days prior to Pacific Business Funding's credit commitment.

         On June 23, 2000, our wholly owned subsidiary, ReSource/Phoenix, Inc. entered into a senior loan and security agreement with Lease Management Associates, Inc., or LMA, an affiliate of Gus Constantin, our Chairman, Chief Executive Officer and majority stockholder, for a loan in the amount of $3,000,000. The full amount of the loan was drawn down by the Company on June 23, 2000. During the term of the loan, we will make thirty-six monthly payments of $90,000 and a final payment of $600,000. ReSource/Phoenix, Inc. granted LMA a security interest in specific equipment, machinery, furniture and fixtures. The interest rate on the loan is approximately 15% per annum. We issued a guaranty to LMA in connection with the loan to our wholly owned subsidiary. In addition, we issued a warrant to LMA to purchase up to 150,000 shares of our Class A common stock at $2.07 per share.

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

Overview

         ReSourcePhoenix.com provides Financial Outsourcing services consisting of outsourced hosting and application support (ASP) services as well as financial and management reporting, accounting management, transaction processing and record keeping services. We allow our clients to focus on their core businesses by outsourcing the infrastructure and operations of these critical back-office functions.

         Our operating subsidiary, ReSource/Phoenix, Inc., commenced operations on January 1, 1997. Before this time, we operated as part of Phoenix Leasing Incorporated, a commercial lender and sponsor and syndicator of publicly traded limited partnerships. In August 1999, we reorganized into a holding company structure. As a result, we currently conduct all of our operations through our wholly owned subsidiary ReSource/Phoenix, Inc.

         At the time of our formation, we provided information technology, accounting, finance and transaction processing services to entities affiliated with Phoenix Leasing which had at that time total combined assets of more than $200 million. We currently provide services to three clients affiliated with Phoenix Leasing.

         We introduced our S.T.A.R. and our original Financial Outsourcing, formerly ReFOCOS, services in 1993. Using our S.T.A.R. service, we perform a variety of investor relations functions for sponsors of limited partnerships and real estate investment trusts. Using our original Financial Outsourcing service, we performed a wide variety of accounting, finance, transaction processing and other related services for our clients. Our original Financial Outsourcing and S.T.A.R. services are based on point-to-point client-server technology.

         In March 1999, we began licensing our M.A.R.S. software, which is a customer relationship management application aimed at the mutual fund and variable annuity industries. All of our software clients have entered into annual software maintenance and support contracts. The first of these contracts was renewed in the second quarter of 2000.

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

         Contract service revenue. We derive contract service revenue primarily from fees to provide monthly information technology, accounting, finance and transaction processing for services related to Financial Outsourcing and S.T.A.R. Prior to January 1, 2000, implementation fees and subsequent consulting fees were recognized when the work was completed on a percentage of completion basis. As of January 1, 2000, fees for these services are deferred and amortized over the estimated contract service period, which is estimated to be three years. The method of recognizing implementation and consulting fees was changed in response to the Security and Exchange Commission's Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition." The effect is reported as a change in accounting principle in accordance with Accounting Principles Board Opinion ("APB") No. 20, "Accounting Changes."

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

         Software revenue. We derive software revenue from software license fees, consulting services, maintenance, hosting and training for our M.A.R.S. software. Maintenance and hosting fees have been reclassified from contract service revenue to software revenue. Software license fee revenue consists principally of up-front license fees earned from the licensing of the M.A.R.S. software and related implementation and installation. Revenue from up-front software license agreements is recognized in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2. This revenue is recognized when delivery has occurred, collection is deemed probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement. Historically, we licensed our M.A.R.S. product primarily on a perpetual basis. Consulting services and training revenues are recognized as services are performed and accepted by the customers. Maintenance revenue is recognized ratably over the term of the agreement. In instances where software license agreements include a combination of consulting services, training and maintenance, these separate elements are unbundled from the agreement based on the element's fair value.

         We also provide M.A.R.S. services on a hosted basis, whereby our customers do not take possession of the software, instead, the software resides on the Company's server. We then provide implementation and maintenance services as described in the paragraph above. Revenue from our hosting services (including up-front implementation fees) is recognized ratably over the term of the agreement. This treatment is in accordance with the conclusion reached by the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) on Issue No. 00-3 "Application of AICPA Statement of Position 97-2, Software Revenue Recognition to Arrangements that Include the Right to Use Software Stored on Another Entity's Hardware." That conclusion is that SOP 97-2 only applies to hosting arrangements in which the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with an unrelated third party to host the software. In the case of our hosting arrangements, the software may only be used through access to our data processing facility under our direct supervision and control.

         We expect that in the future software revenue will decline as a percentage of total revenue as we devote greater resources to our other outsourced business services.

         Components of costs and expenses. Cost of providing services includes salaries and benefits for personnel in our data center, Financial Outsourcing and S.T.A.R. operations groups; fees paid to outside service providers, other than implementation service providers; and other miscellaneous operating costs. Cost of providing software revenue includes salaries and benefits for personnel in our M.A.R.S. technical support and installation groups and costs related to consulting, training and updates. General and administrative expenses include salaries and benefits for management personnel, fees paid to outside service providers for corporate-related services, and other overhead expenses. Research and development expenses include salaries and benefits for personnel engaged in M.A.R.S. development, consulting fees paid to outside service providers engaged in M.A.R.S. development, miscellaneous costs associated with M.A.R.S. development, and similar types of expenses engaged in application development efforts related to our Financial Outsourcing service. Client acquisition expense primarily includes salaries, benefits and commissions paid to our sales and marketing and implementation personnel, travel expenses of our sales and marketing and implementation personnel, certain advertising expenses, and fees paid to outside implementation consultants.

         Stock-related compensation expense. As a result of stock options granted in 1999, we recognized stock-related compensation expense of $5.3 million in the first six months of 1999, $2.9 million of which was recognized in the second quarter of 1999.

         Revenue and operating expense trends. On April 14, 2000 we announced that our revenue growth would be less than previously anticipated due to business conditions and the impact of the adoption of SAB 101. Factors acting to slow future revenue growth from levels previously anticipated include, among other things, an expected reduction in fees from affiliate companies due to reduced operations and the closure of one of the affiliates; delays in the selling cycle, due in part to concerns over the Company's financial viability going forward; planned strategic reductions in client acquisition expenditures; and the adoption of SAB 101, which defers revenue that would otherwise have been reported during the current year.

         In response to anticipated slower sales growth we initiated several steps in late April to reduce our operating cost structure. Those steps included, among other things, staff reductions, primarily in the areas of general and administrative and client acquisition expenses, and reduced spending in certain support and product development areas. Those steps, together with a slower pace of staff additions in the client services areas, did reduce the Company's cash operating requirements late in the second quarter. Despite these steps we will continue to incur losses and negative cash flow over the next several quarters.

Recent Developments Regarding Debt Financings

         On June 7, 2000, we entered into a line of credit, in the form of a factoring arrangement, for up to $2,000,000 with Pacific Business Funding, a division of Cupertino National Bank. Pursuant to the credit agreement, we may borrow up to 80% against all eligible receivables due within 90 days, and we will pay interest at a rate of 15% per annum on the average daily balance of the amount borrowed, and an administration fee of 1/2% of the face amount of each invoice financed. In addition, we paid a commitment fee of 1% of the commitment amount. The line of credit is secured by our accounts receivable. Eligible receivables are expected to yield actual borrowing capacity under the facility in the $500,000 to $800,000 range over the balance of the calendar year. Borrowings are made against specific receivables and then repaid as the receivables are collected by the Company. As such, most borrowings are made and repaid within the same month. The Company had a balance of $0.1 million and $0.1 million outstanding under the facility at June 30, 2000 and July 31, 2000, respectively. In connection with the credit agreement, we issued a warrant to Pacific Business Funding to purchase up to 85,715 shares of our Class A common stock at $1.75 per share, which is the average closing price of our Class A common stock on the Nasdaq National Market, for the five trading days prior to Pacific Business Funding's credit commitment.

         On June 23, 2000, our wholly owned subsidiary, ReSource/Phoenix, Inc. entered into a senior loan and security agreement with Lease Management Associates, Inc., or LMA, an affiliate of Gus Constantin, our Chairman, Chief Executive Officer and majority stockholder, for a loan in the amount of $3,000,000. The full amount of the loan was drawn down by the Company on June 23, 2000. During the term of the loan, we will make thirty-six monthly payments of $90,000 and a final payment of $600,000. ReSource/Phoenix, Inc. granted LMA a security interest in specific equipment, machinery, furniture and fixtures. The interest rate on the loan is approximately 15% per annum. We issued a guaranty to LMA in connection with the loan to our wholly owned subsidiary. In addition, we issued a warrant to LMA to purchase up to 150,000 shares of our Class A common stock at $2.07 per share.

Consolidated Results of Operations

         The following table sets forth, for the periods indicated, certain items reflected in our consolidated statements of operations expressed as a percentage of revenue and the percentage change in the underlying values from period to period.

                                                Three Months                            Six Months
                                               Ended June 30,                         Ended June 30,
                                          ----------------------                  ---------------------

                                             2000         1999                       2000         1999
                                          ---------    ---------                  --------     --------

                                            % of         % of         Percent       % of         % of        Percent
                                           Revenue      Revenue       Change       Revenue      Revenue      Change
                                          ---------    ---------     --------     --------     --------     ---------

Consolidated Statements of Operations Data:

Revenue:
   Contract service revenue............        57.3%        33.7%        74.7%        52.3%        42.1%         74.1%
   Contract service revenue-- affiliate        33.2         15.7        117.0         33.8         21.9         114.7
   Software revenue....................         9.5         50.6         80.8         13.9         36.0         (46.7)
                                          ---------    ---------     --------     --------     --------     ---------

         Total Revenue.................       100.0        100.0          2.3        100.0        100.0          39.2

Operating expenses:
   Cost of providing services..........       120.1         49.6       (147.8)       116.6         57.8        (180.8)
   Cost of providing software revenue..        10.2          8.1        (28.4)        10.6          9.6         (52.5)
   General and administrative..........        96.6         17.5       (462.9)        87.2         24.0        (405.7)
   Research and development............        28.0         25.0        (14.5)        31.0         32.5         (33.1)
   Client acquisition costs............        91.7         22.1       (325.3)        98.9         26.2        (426.1)
   Depreciation and amortization.......        23.4          4.9       (386.9)        21.9          5.5        (456.1)
   Stock-related compensation..........       -            105.5        100.0         -           127.2         100.0
                                          --------     ---------     --------     --------     --------     ---------

         Total operating expenses......       370.0        232.7        (62.6)       366.2        282.8         (80.3)

Loss from operations...................      (270.0)      (132.7)      (108.1)      (266.2)      (182.8)       (102.8)

         Other income/(expense)........         0.5          0.3        100.0          3.3          0.4       1,023.5
                                          ---------    ---------     --------     --------     --------     ---------

Net loss before change in accounting
   principle...........................      (269.5)      (132.4)      (108.0)      (262.9)       (182.4)      (100.7)
                                          ---------     --------     --------     --------     ---------    ---------


Cumulative effect on prior years.......         -            -            -           (2.2)         -          (100.0)

Net loss ..............................      (269.5)%     (132.4)%     (108.0)%     (265.1)%     (182.4)%      (102.4)%
                                          =========    =========     ========     ========     ========     =========

Second Quarter Comparison for 2000 and 1999

         Revenue. Total revenue increased 2.3% or $63,000 for the three months ended June 30, 2000 when compared with the same periods in 1999. The small increase was a result of growth in our Financial Outsourcing service offering, for both affiliate and non-affiliate clients, being largely offset by a decrease in revenue from our software product.

         Contract service revenue. Contract service revenue increased 74.7% or $0.7 million for the quarter ended June 30, 2000 when compared with the same period in 1999. The growth was primarily due to an increase in our Financial
Outsourcing business of $0.6 million. The higher revenue from Financial Outsourcing was due to the net addition of 25 new clients between June 30, 1999 and June 30, 2000. Revenue from our S.T.A.R. service was $0.1 million higher compared to the prior year due to the addition of one new client and increased activity for existing clients.

         Contract service revenue -- affiliate. Contract service revenue from affiliates increased 117.0% or $0.5 million for the three months ended June 30, 2000 compared with the same period in 1999. The increase in contract service revenue from affiliates was primarily due to a change in August 1999 from a fee based on allocated cost to a fee schedule that was reflective of market rates for the services provided.

         Software revenue. Software revenue decreased 80.8% or $1.1 million for the quarter ended June 30, 2000 when compared with the same period in 1999. The decrease was primarily due to the final installation and acceptance in June 1999 for some clients who had been in beta testing of our current M.A.R.S. product released in March 1999. Revenue in the current period was derived from the sale of additional licenses and services to existing clients, rather than the addition of new clients, and higher maintenance revenue.

         Cost of providing services. Cost of providing services increased 147.8% or $2.0 million for the three months ended June 30, 2000 compared with the same period in 1999. The increase was primarily due to the increase in full time and contract personnel and related expenses to our operations and data center groups since the second quarter of 1999. The increase in personnel was in support of client additions and to prepare for anticipated growth in clients for our Financial Outsourcing product offerings. Increased labor, labor-related benefit, and contract labor expenses accounted for $1.5 million or 75% of the total increase in our cost of providing services for the three months ended June 30, 2000, when compared with the same period in 1999.

         Cost of providing software revenue. Cost of providing software revenue increased 28.4% or $64,000 for the three months ended June 30, 2000 when compared with the same period in 1999. The increase was due primarily to the increase in M.A.R.S. clients from 8 as of June 30, 1999 to 10 at the end of the second quarter of fiscal 2000.

         General and administrative expenses. General and administrative expenses increased 462.9% or $2.3 million in the second quarter of 2000 compared with the same period in 1999. The increase was primarily due to the hiring of additional management and administrative personnel to support our anticipated growth. Included in the increase in expense was a one time charge of approximately $800,000 associated with the cost reduction program initiated during the second quarter. Excluding that charge, the increase in general and administrative expense was $1.5 million for the three months ended June 30, 2000 compared with the same period in fiscal 1999.

         Research and development expenses. Research and development expenses increased 14.5% or $0.1 million for the three months ended June 30, 2000 when compared with the same period of fiscal 1999. The increase was due primarily to salary, benefit and contract service costs for staff added to develop enhancements and new features to our M.A.R.S. software product and conduct application development work for our Financial Outsourcing services. The company capitalized approximately $0.3 million in development expenses during the second quarter just ended related to a new version of the M.A.R.S. software that is expected to be released during the third quarter.

         Client acquisition expenses. Client acquisition expenses increased 325.3% or $2.0 million in the quarter ended June 30, 2000 compared with the same period in fiscal 1999. The increase was due largely to incremental salary and benefits expense of $1.1 million associated with hiring additional sales and implementation personnel for our Financial Outsourcing services. Outside consultant expenses incurred to support new Financial Outsourcing client implementations increased $0.3 million over the prior year. Increased sales support costs, including the opening of 14 regional sales offices, together with higher advertising and promotional expenses also contributed to higher costs in second quarter 2000 compared to the same period in 1999.

Six Month Comparison for Years 2000 and 1999

         Revenue. Total revenue increased 39.2% or $1.6 million for the six months ended June 30, 2000 when compared with the same period in 1999. The increase was primarily due to growth in our Financial Outsourcing service for both affiliate and non-affiliate clients offset by a decrease in revenues from our software product.

         Contract service revenue. Contract service revenue increased 74.1% or $1.3 million for the six months ended June 30, 2000 when compared with the same period of fiscal 1999. Revenue from our Financial Outsourcing service contributed $1.1 million of the increase with the balance coming from growth in our S.T.A.R. offering. The higher revenue from Financial Outsourcing was due primarily from client additions and, to a lesser extent, increased fees from existing clients.

         Contract service revenue -- affiliate. Contract service revenue from affiliates increased 114.7% or $1.0 million for the six months ended June 30, 2000 compared with the same period in 1999. The increase in contract service revenue from affiliates was primarily due to a change in August 1999 from a fee based on allocated cost to a fee schedule that was reflective of market rates for the services provided.

         Software revenue. Software revenue decreased 46.7% or $0.7 million for the six months ended June 30, 2000 when compared with the same period in 1999. The decrease was primarily due to the final installation and acceptance in June 1999 for some clients who had been in beta testing of our current M.A.R.S. product released in March 1999. Revenue for the first six months of 2000 was primarily related to the sale of additional licenses to existing clients, rather than the addition of new clients, and higher maintenance revenue.

         Cost of providing services. Cost of providing services increased 180.8% or $4.4 million in the six months ended June 30, 2000 when compared with the same period in 1999. The increase was primarily due to the increase in full time and contract personnel and related expenses to our operations and data center groups since the second quarter of 1999. Increased labor, labor-related benefit and contract labor expenses accounted for $3.2 million or 72.7% of the increase in our cost of providing services compared with the same period in 1999. Expenses for general office expenses, travel and software maintenance costs contributed most of the balance of the increase in cost over the prior year.

         Cost of providing software revenue. Cost of providing software revenue increased 52.5% or $0.2 million for the six months ended June 30, 2000 when compared with the same period in 1999. The increase was due to the increase in M.A.R.S. clients from eight as of June 30, 1999 to 10 at the end of the second quarter of fiscal 2000 and to increased maintenance costs related to the client base.

         General and administrative expenses. General and administrative expenses increased 405.7% or $4.1 million for the six months ended 2000 compared with the same period in 1999. The increase was primarily due to the hiring of additional management and administrative personnel to support our anticipated growth. Included in the increase in expenses is a one time charge of approximately $800,000 associated with the cost reduction program initiated during the second quarter. Excluding those charges, the increase in general and administrative expenses was $3.3 million for the six months ended June 30, 2000 compared with the same period in fiscal 1999.

         Research and development expenses. Research and development expenses increased 33.1% or $0.4 million for the six months ended June 30, 2000 when compared with the same period of fiscal 1999. The increase was due primarily to salary, related benefits and contract service costs for individuals hired to develop enhancements and new features to our M.A.R.S. software product and conduct application development work for our Financial Outsourcing services.

         Client acquisition expenses. Client acquisition expenses increased 426.1% or $4.6 million for the six months ended June 30, 2000 compared with the same period in fiscal 1999. The increase was due largely to incremental salary and benefits expense of $2.3 million resulting from hiring additional sales and implementation personnel for our Financial Outsourcing services. Outside consultant expenses incurred supporting new Financial Outsourcing client implementations increased $0.8 million over the same period in the prior year. Other sales support costs, including higher advertising and promotional expenses, together with the opening of 14 regional sales offices, also contributed to the higher costs incurred in 2000 compared to the same period in 1999.

         Stock-related compensation expense. As a result of stock options granted in 1999, we recognized stock-related compensation expense of $2.9 million and $5.3 million in the three and six months ended June 30, 1999. We had no stock-related compensation expense in the first six months of 2000.

         Cumulative effect on prior years for a change in accounting principle. As of January 1, 2000, the method of recognizing implementation fees for our Financial Outsourcing and for M.A.R.S. hosted clients was changed from a percentage of completion basis to recognition ratably over the estimated contract life. We adopted a three-year period for such amortization, in response to the Security and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." In accordance with Accounting Principles Board Opinion ("APB") No. 20, "Accounting Changes," the effect of changing to a new method of accounting effective at the beginning of our fiscal year, January 1, 2000, is to report the cumulative effect on prior year income as of January 1, 2000 which resulted in an increase in net loss of $129,000.

Liquidity and Capital Resources

         Since inception, we have financed our operations primarily through equity contributions and loans from the Gus and Mary Jane Constantin 1978 Living Trust, our sole stockholder prior to our initial public offering, and from the net proceeds of our initial public offering, which closed in October 1999.

         At June 30, 2000, we had approximately $4.2 million of cash and cash equivalents. Net cash used in operating activities in the first six months of 2000 and 1999 was $12.7 million and $2.4 million, respectively. The increase in cash used in operating activities in 2000 compared to 1999 was primarily the result of higher net losses.

         Net cash used in investing activities in first six months of 2000 and 1999 was $2.4 million and $1.5 million, respectively. The net cash used in investing activities resulted primarily from capital expenditures for data processing equipment, software, leasehold improvements and furniture and fixtures. We expect to make additional capital expenditures for computer hardware and software, equipment and fixtures to support the continued growth of our operations.

         Net cash provided by financing activities in the first six months of 2000 and 1999 was $3.5 million and $3.6 million, respectively. Net cash provided by financing activities in 2000 resulted from proceeds from borrowings under the company's credit arrangements, $3.1 million; and the purchase of shares under certain employee benefit plans, $0.4 million. Net cash provided by financing activities in 1999 was due to capital contributions from our then sole stockholder.

         On June 7, 2000, we entered into a line of credit, in the form of a factoring arrangement, for up to $2,000,000 with Pacific Business Funding, a division of Cupertino National Bank. Pursuant to the credit agreement, we may borrow up to 80% against all eligible receivables due within 90 days, and we will pay interest at a rate of 15% per annum on the average daily balance of the amount borrowed, and an administration fee of 1/2% of the face amount of each invoice financed. In addition, we paid a commitment fee of 1% of the commitment amount. The line of credit is secured by our accounts receivable. Eligible receivables are expected to yield actual borrowing capacity under the facility in the $500,000 to $800,000 range over the balance of the calendar year. Borrowings are made against specific receivables and then repaid as the receivables are collected by the Company. As such, most borrowings are made and repaid within the same month. The Company had a balance of $0.1 million and $0.1 million outstanding under the facility at June 30, 2000 and July 31, 2000, respectively. In connection with the credit agreement, we issued a warrant to Pacific Business Funding to purchase up to 85,715 shares of our Class A common stock at $1.75 per share, which is the average closing price of our Class A common stock on the Nasdaq National Market, for the five trading days prior to Pacific Business Funding's credit commitment.

         On June 23, 2000, our wholly owned subsidiary, ReSource/Phoenix, Inc. entered into a senior loan and security agreement with Lease Management Associates, Inc., or LMA, an affiliate of Gus Constantin, our Chairman, Chief Executive Officer and majority stockholder, for a loan in the amount of $3,000,000. The full amount of the loan was drawn down by the Company on June 23, 2000. During the term of the loan, we will make thirty-six monthly payments of $90,000 and a final payment of $600,000. ReSource/Phoenix, Inc. granted LMA a security interest in specific equipment, machinery, furniture and fixtures. The interest rate on the loan is approximately 15% per annum. We issued a guaranty to LMA in connection with the loan to our wholly owned subsidiary. In addition, we issued a warrant to LMA to purchase up to 150,000 shares of our Class A common stock at $2.07 per share.

         We will need to raise additional capital during the third quarter. Subsequent to the end of the first quarter we began to implement a number of steps aimed at reducing our operating costs. Those steps included, among other things, staff reductions and the cessation of certain development efforts that have reduced expenditures for outside consulting expertise. Despite these efforts, we will continue to operate at a significant cash negative level. To obtain additional financing, we entered into a common stock purchase agreement with Torneaux. Our ability to raise funds pursuant to the agreement with Torneaux requires an effective registration statement and is subject to certain conditions at the time of each sale of our Class A common stock. We may not be able to satisfy the conditions for each sale of our Class A common stock.

Recent Accounting Pronouncements

         In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC delayed the implementation date of SAB 101 for registrants with fiscal years that begin after December 15, 1999 to the fourth quarter of their fiscal year. We elected to implement SAB No. 101 the first quarter of 2000, the effect of which is described as follows:

         Effective January 1, 2000, we deferred recognition of implementation fees for our Financial Outsourcing, S.T.A.R. and M.A.R.S. hosting services and will amortize such fees ratably over a three-year period as client services are performed. Prior to January 1, 2000, implementation fees were recognized when the work was completed on a percentage of completion basis. The cumulative effect of the change in the method of recognizing implementation revenue on prior years' income was a one-time charge of $129,000 and a reduction in revenue from $6.8 million to $5.8 million in the first six months of fiscal 2000. Costs related to client implementation activities are expensed as incurred.

         In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. We are required to adopt this statement in fiscal 2001. Because we do not currently use any derivative instruments, we do not anticipate that the adoption of the new statement will have a significant effect on our business or operating results.

         In December 1998, the American Institute of Certified Public Accountants issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 amends SOP 97-2 and SOP 98-4 extending the deferral of the application of certain provisions of SOP 97-2 as amended by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. We have adopted SOP 98-9 and it did not have a material effect on our operating results or financial position.

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


Risk Factors

We may not be able to continue operating our business if we do not satisfy all conditions to our common stock financing with Torneaux Ltd.

         Our business has not generated sufficient cash flow to fund our operations without requiring external sources of capital, and we expect to continue to have significant net cash outflow. As of June 30, 2000, we had working capital of $0.7 million. On June 6, 2000, we entered into the common stock purchase agreement with Torneaux Ltd. Our ability to raise funds through the agreement is subject to the satisfaction of certain conditions at the time of each sale of Class A common stock to Torneaux. We may not be able to satisfy the conditions to the initial sale and subsequent sales to Torneaux under the agreement. If this occurs, we would not be able to sell the full 7,000,000 shares to Torneaux pursuant to the agreement, and we may need to raise additional money from other sources in order to continue to fund our operations. Such alternative funding may not be available on favorable terms, if at all. If we do not have sufficient cash to continue operating our business, our shareholders could lose substantially all, if not all, of their investment in our company.

Stockholders may experience significant dilution from our sale of shares to Torneaux Ltd. under the common stock purchase agreement and warrants.

         The sale of our Class A common stock to Torneaux under the common stock purchase agreement and warrants will have dilutive effect on our stockholders. The number of shares that we issue to Torneaux upon a draw down is based upon the daily weighted average market price of our stock over a 20-day trading period. As the market price declines, the number of shares which may be sold to Torneaux will increase. If we put shares to Torneaux at a time when our stock price is low, our stockholders would be significantly diluted. In addition, the perceived risk of dilution by Torneaux and our other stockholders may cause them to sell their shares, which could further decrease the market price of our shares. Furthermore, the significant downward pressure on the market price of our shares could encourage Torneaux and other stockholders to engage in short sales of our shares, which would cause our stock price to decline even further. Torneaux's resale of our Class A common stock will increase the number of our publicly traded shares, which could also lower the market price of our Class A common stock.

We may have difficulty raising money we need for our operations in the future.

         Even if we satisfy the conditions to the initial sale and subsequent sales under the common stock purchase agreement, we may have to raise additional money from other sources in the future. Because the price at which we would sell stock to Torneaux under the agreement will depend on the prevailing market price of our Class A common stock over the 14 month term of the agreement, we cannot predict the amount of proceeds we would receive under the agreement. Due to price fluctuations, we may receive less proceeds than we need to fund our operations until we achieve cash breakeven. If this occurs, we would need to raise additional funds. Outside sources may not provide us with money when we need it. If we cannot obtain money when we need it, we may need to further reduce our operations. In addition, even if we are able to find outside sources that will provide us with money when we need it, in order to raise this money we may be required to issue securities with better rights than the rights of our Class A common stock or we may be required to take other actions which lessen the value of our current Class A common stock, including borrowing money on terms that are not favorable to us.

We expect to continue to incur losses and experience negative cash flow.

         We expect to have significant operating losses and continue to record significant net cash outflow on a quarterly and annual basis. We reported net loss from operations of $38.5 million for the period from January 1, 1997, the date on which we began operations as a separate company, through June 30, 2000, and reported net cash used in operating and investing activities of $35.3 million for the same period. Further developing our business and expanding our network may require significant capital in addition to the amount that may be raised under the common stock purchase agreement with Torneaux. We may not be able to obtain additional capital on terms favorable to us or at all.

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

         Our independent auditors, Arthur Andersen LLP, reissued their auditors' report on our financial statements for the year ended December 31, 1999. They modified their report to reflect their view that we require additional funding to continue our operations and their view that we may be unable to continue our operations absent receiving additional funding. More specifically, the modified report, among other things, raises substantial doubt about our ability to continue as a going concern. We believe that growing concern among our existing and potential customers regarding our continued financial viability has been a significant factor causing demand for our products to grow more slowly than we previously anticipated. The modified report from Arthur Andersen may reinforce our existing and potential customers' concern.

         We cannot assure you that the conditions that raise substantial doubt about our ability to continue as a going concern will not persist. As a result, we cannot assure you that Arthur Andersen's report on our future financial statements will not include a similar modification. This situation could perpetuate concerns about our ability to fulfill our contractual obligations, as well as adversely affect our relationships with third parties and impair our ability to complete future financings. Each of the foregoing could significantly damage our business.

Our stock price could fluctuate dramatically because of fluctuations in our quarterly operating results. This could result in substantial losses to investors.

         Period-to-period comparisons of our operating results may not be a good indication of our future performance. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts or investors. In that event, our stock price would likely fall significantly. For example, on April 14, 2000, we announced that we expected our revenue to grow more slowly than previously expected. We also announced on that date that we would adopt a recently introduced accounting policy, the effect of which would be, among other things, to reduce our reported revenue for 2000. Following these announcements, the trading price of our Class A common stock immediately fell dramatically. Any significant decrease in the trading price of a company's stock can prompt shareholders and securities class action attorneys to file lawsuits against the company and those who control the company, regardless of the merits of such lawsuits. Any such lawsuits, regardless of the outcome, can significantly distract management, cause the company to incur significant defense costs and impair the company's reputation, all of which could materially and adversely affect the company's stock price.

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

         Stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our Class A common stock. The market prices of the securities of Internet-related and technology-related companies have been especially volatile. The closing price of our Class A common stock, for example, has fluctuated between $1.25 and $25.37 since our initial public offering in October 1999 through June 30, 2000. In addition, if our performance in a given quarter or our expected future performance falls below the expectations of securities analysts or investors, the price of our Class A common stock will likely fall significantly, as it did in April 2000.

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

         Our Financial Outsourcing service is targeted at early stage and middle market companies, which may be more likely to be acquired or to cease operations than other companies. As a result, our client base may be more volatile than the client bases of companies whose client bases consist of more established companies. From our inception through the end of 1999, we lost five unaffiliated clients, for many reasons including acquisition and the client's financial instability. In the six months ended June 30, 2000, we lost three clients. If we experience greater than expected client turnover, either because our clients are acquired, cease operations or for any other reason, our business, financial condition and operating results could be seriously harmed.

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

         Our historical revenues were derived primarily from services that we do not expect to be the focus of our business in the future. We introduced our S.T.A.R. services and our original Financial Outsourcing service in 1993. Our Web-enabled Financial Outsourcing service and our hosted M.A.R.S. service were introduced in November 1998 and August 1999, respectively. For the years 1998, 1999 and the six months ended June 30, 2000, we derived approximately 67%, 50% and 19%, respectively, of total revenue from our S.T.A.R. services. For the years 1998, 1999 and the six months ended June 30, 2000, we derived approximately 1%, 25% and 14%, respectively, of total revenue from the sale of software, including license fees and related services. Because our historical revenues were derived from a different type of service than the services that we plan to emphasize in the future, our historical financial results may not be comparable to our future financial results. In addition, our M.A.R.S. and S.T.A.R. services are marketed to specialized financial services clients. Our Financial Outsourcing services are marketed to a broader, less specialized market than either of our M.A.R.S. or S.T.A.R. services. We may be unsuccessful in our efforts to market to this target market.

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

         Our results of operations and our business depend on our relationships with a limited number of large clients. As a result, the loss of a single client may seriously harm our operating results. Set forth below is the percentage of revenues during the six months ended June 30, 2000 and the years ended December 31, 1999 and 1998 for each of our clients that accounted for more than 10% of our revenues and for our ten largest clients combined:

                                      Six Months Ended
                                          June 30,       Year Ended December 31,
                                          --------       -----------------------
                                            2000           1999           1998
                                            ----           ----           ----
Phoenix Leasing (an affiliate)               27%            24%            41%
GE Capital Aviation Services/PIMC             8%             9%            20%
John Hancock Advisors                        --             16%            --
Total of ten largest clients combined:       69%            77%            86%

         We cannot assure you that we will be able to maintain our current level of revenues derived from any of our clients or markets in the future. The termination of our business relationships with any of our significant clients or a material reduction in the use of our services by any of our significant clients could seriously harm our business and operating results.

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

         We derived approximately 14% of our revenues from licensing our M.A.R.S. software product during the six months ended June 30, 2000. Our clients rely on this software to perform critical business functions such as sales and expense tracking and fulfillment/inventory tracking. Because our clients depend on our M.A.R.S. software for their critical systems and business functions, any interruptions caused by unknown defects in our software could damage our reputation, cause our clients to initiate product liability suits against us, divert our research and development resources, cause us to lose revenue or delay market acceptance of any outsourced business service that is based on this software. Any of these things could harm our business. Our software may contain errors or defects, particularly when new versions or enhancements are released. We may not discover software defects that affect our current software or enhancements until after they are sold. Although we have not experienced any material software defects to date, any defects could cause our clients to experience severe system failures.

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

         Our current and potential competitors include applications service providers, systems integrators, and software and hardware vendors. Our competitors, who may operate in one or more of these areas, include companies such as Andersen Consulting, Corio, Inc., DIGEX, Inc., Exodus Communications, Inc., Navisite, Inc., PricewaterhouseCoopers LLP, and USInternetworking, Inc. Some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to rapidly gain market share by addressing the needs of our prospective clients. These relationships may take the form of strategic investments or marketing or other contractual arrangements.

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

    0 negotiate more favorable services agreements with software and systems integrators;

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

         In mid-1999, we began to aggressively expand our operations. Although we terminated a number of employees and closed several offices beginning in April 2000, to the extent that our business continues to grow both geographically and in terms of the number of products and services we offer, we must:

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

         Gus Constantin, our founder, chairman and chief executive officer, owns all of the shares of our Class B common stock, each share of which entitles him to five votes on most stockholder actions. If we issue the full 7,000,000 common shares to Torneaux and if Torneaux exercises all of the warrants that we have issued to them, Mr. Constantin will still control 73.4% of the combined voting power of both classes of our common stock. Holders of Class A common stock are entitled to one vote per share and in the aggregate will have 26.6% of the combined voting power of both classes of our common stock if we issue the full 7,000,000 common shares to Torneaux and if Torneaux exercises all of the warrants that we have issued to them. As a result of his stock ownership, Mr. Constantin can, without the approval of our public stockholders, take corporate actions that could conflict with the interests of our public stockholders, such as:

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

         After deducting expenses of the Offering, the net offering proceeds to us were $28.8 million. As of June 30, 2000, we used the net offering proceeds to repay approximately $6.6 million outstanding promissory notes to our majority stockholder, to make capital additions of approximately $6.6 million and approximately $14.9 million for general corporate purposes, including working capital.

         On June 6, 2000, we entered into a stock purchase agreement pursuant to which we may put up to 7,000,000 shares of Class A common stock to Torneaux Ltd. In addition, we issued warrants to Torneaux Ltd. to purchase up to 1,800,000 shares of our Class A common stock at exercise prices ranging from $2.50 to $7.00 per share. The foregoing transactions were made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering.

         On June 6, 2000, we issued a warrant to Peter Benz to purchase up to 75,000 shares of our Class A common stock. The foregoing issuance was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering.

         On June 7, 2000, we entered into a line of credit, in the form of a factoring arrangement, for up to $2,000,000 with Pacific Business Funding, a division of Cupertino National Bank. Pursuant to the credit agreement, we issued a warrant to Pacific Business Funding to purchase up to 85,715 shares of our Class A common stock at $1.75 per share. The foregoing issuance was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering.

         On June 23, 2000, we entered into a senior loan and security agreement with Lease Management Associates, Inc., or LMA, an affiliate of Gus Constantin, our Chairman, Chief Executive Officer and majority stockholder, for a loan in the amount of $3,000,000. Pursuant to that agreement, we issued a warrant to LMA to purchase up to 150,000 shares of our Class A common stock at $2.07 per share. The foregoing issuance was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering.

         On July 7, 2000, the Company entered into an agreement with Continental Capital & Equity Corporation, or CCEC, wherein CCEC has agreed to provide us with services in the area of investor relations. As part of the consideration for such services, we issued a warrant for 200,000 shares of our Class A common stock at exercise prices ranging from $2.50 to $5.50 per share. The foregoing issuance was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering.

Item 3.    Defaults Upon Senior Securities

         None.

Item 4.    Submission of Matters to a Vote of Security Holders

         At our Annual Meeting of Shareholders held on May 19, 2000, the following proposals were adopted by the margins indicated:

         1. To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

                                                       Number of Shares
                                                       ----------------
                                                  For                  Withheld
                                                  ---                  --------
         Class A Common Stock
         --------------------
                  Gus Constantin                3,408,421               33,855
                  James Barrington              3,410,561               31,715
                  Glen McLaughlin               3,410,676               31,600
                  Roger Smith                   3,410,676               31,600

         Class B Common Stock
         --------------------
                  Gus Constantin                7,172,000                    0
                  James Barrington              7,172,000                    0
                  Glen McLaughlin               7,172,000                    0
                  Roger Smith                   7,172,000                    0

         2. To approve an amendment to the Restated 1999 Stock Plan to increase the number of shares of Class A Common Stock available for grant.

         Class A Common Stock
         --------------------
                  For:                        1,270,856
                  Against:                      661,765
                  Abstain:                            0
                  Broker Non-Vote             1,509,655

         Class B Common Stock
         --------------------
                  For:                        7,172,000
                  Against:                            0
                  Abstain:                            0
                  Broker Non-Vote                     0

         3. To ratify the appointment of Arthur Andersen LLP as independent auditors for the current fiscal year.

         Class A Common Stock
         --------------------
                  For:                        3,435,876
                  Against:                        4,100
                  Abstain:                        2,300
                  Broker Non-Vote                     0

         Class B Common Stock
         --------------------
                  For:                        7,172,000
                  Against:                            0
                  Abstain:                            0
                  Broker Non-Vote                     0

Item 5.    Other Information

         None.

Item 6.    Exhibits and Reports on Form 8-K

           a.     Exhibits

                  None.

           b.     Reports on Form 8-K

                  We filed a Report on Form 8-K dated April 25, 2000 relating to a press release dated April 19, 2000 announcing the resignation of Bryant Tong as President and Chief Operating Officer and as a member of the Board of Directors.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              RESOURCEPHOENIX.COM
                                              -------------------
                                                  (Registrant)



    Date                       Title                              Signature
    ----                       -----                              ---------

August 14, 2000    President                                  /S/ W. COREY WEST
---------------    (Principal Executive Officer)              -----------------
                                                              (W. Corey West)


August 14, 2000    Chief Financial Officer                    /S/ GREG THORNTON
---------------    (Principal Accounting Officer)             -----------------
                                                              (Greg Thornton)