Form 10-Q
period 2000-09-30
RESOURCEPHOENIX COM
filed 2000-11-14
CIK 1092325

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                        Commission file number 000-27449

                               RESOURCEPHOENIX.COM
             (Exact name of registrant as specified in its charter)

            Delaware                                52-2190830
            --------                                ----------
     State of Jurisdiction               I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California                   94901-5527
---------------------------------------------                   ----------
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

                                 Yes [X] No [ ]

        The number of shares outstanding of the Registrant's Common Stock as of October 31, 2000 was 11,799,692.

                                      INDEX

                               RESOURCEPHOENIX.COM

          FORM 10-Q - FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


                                                                                                  PAGE
PART I.    FINANCIAL INFORMATION

    Item 1. Financial Statements

           a)  Condensed Consolidated Balance Sheets -- September 30, 2000 (unaudited) and
               December 31, 1999................................................................    3

           b)  Condensed Consolidated Statements of Income - Three and Nine Months
               Ended September 30, 2000 and September 30, 1999 (unaudited)......................    4

           d)  Condensed Consolidated Statements of Cash Flows - Nine Months
               Ended September 30, 2000 and September 30, 1999 (unaudited)......................    5

           e)  Notes to Condensed Consolidated Financial Statements -- September 30, 2000
               (unaudited)......................................................................    6

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations.......................................   11

    Item 3. Quantitative and Qualitative Disclosures about Market Risk..........................   30

PART II.   OTHER INFORMATION

    Item 1. Legal Proceedings...................................................................   30
    Item 2. Changes in Securities and Use of Proceeds...........................................   30
    Item 3. Defaults Upon Senior Securities.....................................................   31
    Item 4. Submission of Matters to a Vote of Security Holders.................................   31
    Item 5. Other Information...................................................................   32
    Item 6. Exhibits and Reports on Form 8-K....................................................   32

         Signature..............................................................................   33

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               RESOURCEPHOENIX.COM
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                         2000               1999
                                                                     ------------       ------------
                                                                     (UNAUDITED)
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                         $      5,131       $     15,780
   Accounts receivable, net of allowance                                    1,318                948
   Prepaid expenses and other current assets                                  906                762
                                                                     ------------       ------------

     Total current assets                                                   7,355             17,490

   Property and equipment                                                  10,331              7,669
   Accumulated depreciation                                                (3,271)            (1,382)
                                                                     ------------       ------------
     Net property and equipment                                             7,060              6,287

   Loan fees                                                                1,716                 --
   Other assets                                                               516                276
                                                                     ------------       ------------

   Total assets                                                      $     16,647       $     24,053
                                                                     ============       ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                  $      2,736       $      1,455
   Accrued liabilities                                                      1,913              1,655
   Deferred revenue                                                         1,584                306
   Other liabilities                                                          411                 --
   Notes payable - bank                                                       958                 --
   Notes payable -- affiliate                                                 700                 --
                                                                     ------------       ------------
     Total current liabilities                                              8,302              3,416

   Notes payable -- affiliate                                               5,933                 --
   Deferred revenue                                                         1,216                688
                                                                     ------------       ------------
     Total long term liabilities                                            7,149                688
                                                                     ------------       ------------

     Total Liabilities                                                     15,451              4,104
Stockholders' Equity:
   Preferred Stock, $.001 par value:  5,000,000 shares                         --                 --
     authorized
   Class A Common Stock, $.001 par value:  37,800,000 shares               31,903             32,869
     authorized, 4,420,359 and 4,028,000 issued and outstanding at September 30, 2000 and December 31, 1999, respectively

   Warrants                                                                 3,711                 --

   Class B Common Stock, $.001 par value:  7,200,000 shares
     authorized, 7,172,000 issued and outstanding at September
     30, 2000 and December 31, 1999                                         9,957              9,957

   Accumulated deficit                                                    (44,375)           (22,877)
                                                                     ------------       ------------
     Total stockholders' equity                                             1,196             19,949
                                                                     ------------       ------------

     Total liabilities and stockholders' equity                      $     16,647       $     24,053
                                                                     ============       ============


        The accompanying notes are an integral part of these statements.

                               RESOURCEPHOENIX.COM
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                     ---------------------------       ---------------------------
                                                        2000             1999             2000             1999
                                                     ----------       ----------       ----------       ----------
Revenue:
   Contract service revenue                          $    2,092       $      953       $    5,124       $    2,694
   Contract service revenue - affiliate                     829              800            2,790            1,713
   Software revenue                                         323              557            1,125            2,064
                                                     ----------       ----------       ----------       ----------

   Total revenue                                          3,244            2,310            9,039            6,471

Operating Expenses:
   Cost of providing services                             3,273            1,423           10,030            3,829
   Cost of providing software revenue                       198              231              811              633
   General and administrative                             2,225            1,470            7,275            2,469
   Research and development                                 259            1,022            2,057            2,373
   Client acquisition costs                               2,578            1,384            8,308            2,473
   Depreciation and amortization                            679              251            1,948              479
   Stock-related compensation                                --           (3,335)              --            1,956
                                                     ----------       ----------       ----------       ----------

   Total operating expenses                               9,212            2,446           30,429           14,212

Loss from operations                                     (5,968)            (136)         (21,390)          (7,741)

Other income (expense)                                     (169)             (27)              21              (11)
                                                     ----------       ----------       ----------       ----------

Net loss before change in accounting principal           (6,137)            (163)         (21,369)          (7,752)
                                                     ----------       ----------       ----------       ----------

   Cumulative effect on prior years                          --               --             (129)              --
                                                     ----------       ----------       ----------       ----------

Net loss                                             $   (6,137)      $     (163)      $  (21,498)      $   (7,752)
                                                     ==========       ==========       ==========       ==========

Basic and diluted net loss per share:
   Net loss before effect of accounting change       $    (0.54)      $    (0.02)      $    (1.89)      $    (1.08)
   Cumulative effect of accounting change                    --               --            (0.01)              --
                                                     ----------       ----------       ----------       ----------

   Net loss                                          $    (0.54)      $    (0.02)      $    (1.90)      $    (1.08)
                                                     ==========       ==========       ==========       ==========

Shares used in computing basic and                       11,456            7,200           11,325            7,200
   diluted net loss per share

Proforma amounts assuming accounting change had been in effect during the three and nine months ended September 30, 1999:

   Net Loss                                          $   (6,137)      $     (163)      $  (21,369)      $   (7,752)
                                                     ----------       ----------       ----------       ----------
   Basic and diluted net loss per share              $    (0.54)      $    (0.02)      $    (1.89)      $    (1.08)
                                                     ----------       ----------       ----------       ----------


        The accompanying notes are an integral part of these statements.

                               RESOURCEPHOENIX.COM
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                       ---------------------------
                                                                          2000             1999
                                                                       ----------       ----------
OPERATING ACTIVITIES
   Net income (loss)                                                   $  (21,498)      $   (7,752)
   Loss on disposal of assets                                                 100               --
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                          1,995              480
     Loan fee, discount and prepaid amortization related to                   139               --
     warrants
     Stock compensation expense                                                --            1,956
     Change in operating assets and liabilities:
        Accounts receivable, net                                             (370)            (391)
        Prepaid expenses and other assets                                    (136)            (240)
        Accounts payable and accrued liabilities                            1,539              545
        Deferred revenue                                                    1,806               65
        Other                                                                 411            4,691
                                                                       ----------       ----------
          Net cash used in operating activities                           (16,055)            (646)

INVESTING ACTIVITIES
   Purchase of equipment, furniture and fixtures                           (2,810)          (2,423)
                                                                       ----------       ----------
          Net cash used in investing activities                            (2,810)          (2,423)

FINANCING ACTIVITIES
   Proceeds from capital contributions from stockholder                        --            2,603
   Proceeds from sale of stock                                                771               --
   Offering costs                                                            (316)              --
   Bank credit facility, net                                                  958               --
   Notes payable -- affiliate                                               6,803               --
                                                                       ----------       ----------
          Net cash provided by financing activities                         8,216            2,603
                                                                       ----------       ----------

   Net decrease in cash and cash equivalents                              (10,649)            (466)

   Cash and cash equivalents, beginning of period                          15,780              503
                                                                       ----------       ----------

   Cash and cash equivalents, end of period                            $    5,131       $       37
                                                                       ==========       ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
   Issuance of warrants in connection with affiliate note payable      $    1,924              $--
   Issuance of warrants in connection with bank credit facility               149               --
   Issuance of warrants in connection with equity financing                 2,330               --
   Issuance of warrants in connection with a service provider                 197               --
   Contribution of fixed assets from affiliate                                 --            1,474
   Declaration of dividend                                                     --            1,000

SUPPLEMENTAL DISCLOSURE OF INTEREST PAID IN CASH                              102               --


        The accompanying notes are an integral part of these statements.

                               RESOURCEPHOENIX.COM
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements have been prepared without audit by ReSourcePhoenix.com (the "Company") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments are of a normal and recurring nature. For further information, refer to the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K dated December 31, 1999. Reclassification of certain prior year balances have been made to conform to the September 30, 2000 presentation.

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


        Effective January 1, 2000, we deferred recognition of implementation fees for our Financial Outsourcing services and for our S.T.A.R. and M.A.R.S. hosting services, and will amortize such fees ratably over a three-year period as client services are performed. Prior to January 1, 2000, implementation fees were recognized when the work was completed on a percentage of completion basis. The cumulative effect of the change in the method of recognizing implementation revenue on prior years' income was a one-time charge of $129,000. Costs related to client implementation are expensed as incurred.

        Set forth below is a comparison of operating results for the nine months ended September 30, 2000:


                                                      Assuming SAB 101
                                                        had not been
                          September 30, 2000     adopted September 30, 2000
                          ------------------     --------------------------
Revenue                       $      9,039             $      9,917
Operating Expenses                  30,429                   30,429
Net Loss from Operations           (21,343)                 (20,512)


NOTE 3. BASIC AND DILUTED NET LOSS PER SHARE

        Shares used in computing basic and diluted net loss per share are based on the weighted average shares outstanding in each period. Basic net loss per share excludes any dilutive effects of stock options and warrants. Diluted net loss per share includes the dilutive effect of the assumed exercise of stock options using the treasury stock method. However, the effect of 2,214,000 outstanding stock options and 3,361,000

                               RESOURCEPHOENIX.COM
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

outstanding warrants have been excluded from the calculation of diluted net loss per share as their inclusion would be antidilutive.

NOTE 4. LEGAL PROCEEDINGS

        We are not currently involved in any material legal proceedings. We are, however, party to various legal proceedings and claims from time to time arising in the ordinary course of business. We do not expect that the results from any of these legal proceedings will have a material effect on our financial position or results of operations.

NOTE 5. GOING CONCERN

        We believe that we have sufficient capital to fund operations through December 31, 2000, but will need to raise additional capital to continue operations beyond that point. In late April, we began to implement a number of steps aimed at reducing our operating costs, which, prior to that point, had been predicated on higher anticipated revenue levels. Those steps included, among other things, staff reductions amounting to approximately 15% of our work force and cessation of certain development efforts that reduce expenditures for outside consulting expertise. We recorded a charge of approximately $800,000 in the second quarter of 2000 related to these reductions. Despite these and continuing efforts in the third quarter just ended, we will continue to operate at a significant cash negative level. Absent additional financing, we may not have sufficient resources to continue as a going concern beyond our current fiscal year. We may sell additional debt or equity securities or enter into new credit facilities to meet our cash needs. To that end, we entered into an agreement with Torneaux Ltd. to provide us with equity financing. During the third quarter, we raised $300,000 under this facility. (See Note 6 -- Financing Arrangement with Torneaux Ltd.) Our ability to raise funds through the equity facility with Torneaux is subject to certain conditions at the time of each sale of our Class A common stock. Presently, we are unable to sell our Class A common stock to Torneaux Ltd. because we do not satisfy certain conditions, and we do not expect to be able to satisfy these conditions in the future. Since we are unable to draw down under the equity facility, we may need to raise additional money from other sources in order to continue to fund our operations. Such alternative funding may not be available.

        The factors discussed above create substantial doubt about our ability to continue as a going concern and an uncertainty as to the recoverability and classification of recorded asset amounts and the amounts and classification of liabilities. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. In connection with filing a registration statement, our independent auditors, Arthur Andersen LLP, reissued their auditors' report on our financial statements for the year ended December 31, 1999. They modified their report to reflect their view that we require additional funding to continue our operations and their view that we may be unable to continue our operations absent receiving additional funding. More specifically, the modified opinion, among other things, recognizes substantial doubt about our ability to continue as a going concern.

                               RESOURCEPHOENIX.COM
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 6. FINANCING ARRANGEMENT WITH TORNEAUX LTD.

        On June 6, 2000, we entered into a common stock purchase agreement with Torneaux Ltd. Pursuant to the agreement, we may issue and sell, from time to time, up to 7,000,000 shares of our Class A common stock, subject to the satisfaction of certain conditions.

        Beginning on August 25, 2000 and continuing for 14 months thereafter, we may, in our sole discretion sell, or put, shares of our Class A common stock to Torneaux. The 14-month period is divided into pricing periods, each consisting of 20 trading days on the Nasdaq National Market.

From time to time during the 14-month term we may make 12 monthly draw downs, by giving notice and requiring Torneaux to purchase shares of our Class A common stock, for the draw down amount. Torneaux's purchase price may fluctuate based upon the daily volume weighted average price over a 20 day trading period. Prior to each draw down, we will provide Torneaux with a notice that sets forth the number of shares of Class A common stock we will sell, the commencement date of the pricing period, and the threshold price, which is the lowest price per share at which we will issue new shares of Class A common stock. We may issue a draw down notice for up to $1,500,000 if the threshold price is equal to or exceeds $1.00, and an additional $500,000 for every $1.00 increase of the threshold price above $1.00 up to $21.00, for a maximum draw down amount of $11,500,000. If we set the threshold price between $1.00 and $10.00, then the purchase price to be paid by Torneaux is 94% of the daily volume weighted average price over the pricing period. If we set the threshold price between $10.00 and $21.00, then for each $1.50 increase in the threshold price above $10.00, the purchase price to be paid by Torneaux is increased by 0.10%. If the daily volume weighted average price on a given trading day is less than the threshold price set by us, then the amount that we can draw down will be reduced by 1/20 for that pricing period. In addition, if trading in our Class A common stock is suspended for more than three hours in any trading day, then the daily volume weighted average price for that trading day is deemed to be below the threshold price and, consequently, reduces the draw down amount by 1/20. We incurred cash expenses of approximately $516,000 in connection with our sale of shares to Torneaux, and these costs are being amortized based on dollars raised divided by total dollars estimated to be raised from the sale of shares to Torneaux. We completed our first draw down period on September 28, 2000 during which we raised $300,000 in exchange for 158,279 shares of our Class A common stock. We completed our second draw down during which we raised $225,000 in exchange for 207,222 shares in October 2000. Our ability to raise funds through the equity facility with Torneaux is subject to certain conditions at the time of each sale of our Class A common stock. In early October, the price of our Class A common stock fell below $1.00 per share, which prevents us from satisfying the conditions to draw down under the facility. We will not be able to satisfy these conditions in the future given our current stock price and the likely delisting of our Class A common stock from The Nasdaq National Market, discussed below.

        On June 6, 2000, we also issued warrants to Torneaux to purchase up to 1,800,000 shares of our Class A common stock at exercise prices ranging from $2.50 to $7.00 per share. Torneaux may exercise the warrants through June 5, 2003. The first warrant, Warrant A, is immediately exercisable for 125,000 shares of Class A common stock. Thereafter, Warrant A is exercisable in increments of 125,000 shares upon the sale of the 125,000 shares previously issued. 500,000 shares of Class A common stock are issuable to Torneaux at $2.50 per share upon the exercise of Warrant A. Once all of the shares issued upon exercise of Warrant A have been sold, then Warrant B may be exercised in increments of 125,000 shares upon the sale of the 125,000 shares previously issued. 500,000 warrant shares are issuable to Torneaux at $4.00 per share upon the exercise of Warrant B. After the Warrant B shares have been sold, then Torneaux may exercise Warrant C for up to 400,000 warrant shares at $6.00 per share. Warrant C may be exercised in increments of 100,000

                              RESOURCEPHOENIX.COM
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

shares upon the sale of the 100,000 shares previously issued. Upon the sale of all shares issued under Warrant C, then Torneaux may exercise Warrant D for up to 400,000 shares of Class A common stock at $7.00 per share. Warrant D may be exercised in increments of 100,000 shares upon the sale of the 100,000 shares previously issued. The warrants contain provisions that protect Torneaux against dilution by adjustment of the exercise price and the number of shares issuable thereunder upon the occurrence of specified events, such as a merger, stock split, stock dividend, recapitalization, and additional issuances of common stock. The exercise price for the warrant shares is payable in cash.

        In connection with the Torneaux stock purchase agreement, on June 6, 2000, the Company issued a warrant to Peter Benz ("Benz") to purchase up to 75,000 shares of our Class A common stock at an exercise price of $2.81 per share.

        The value of the warrants, determined at date of issuance using the Black-Scholes Model, was $2,226,445 and $103,356 for Torneaux and Benz respectively and are carried in equity. The balances are being amortized as stock offering cost and are charged against Class A common stock based on dollars raised divided by total estimated dollars to be raised from the shares to be sold to Torneaux. The unamortized balance at September 30, 2000 was $868,313 and $40,308 for Torneaux and Benz respectively.

NOTE 7. DEBT FINANCING

        On June 7, 2000, we entered into a line of credit, in the form of a factoring arrangement, for up to $2,000,000 with Pacific Business Funding, a division of Cupertino National Bank. Pursuant to the credit agreement, we may borrow up to 80% against all eligible receivables due within 90 days, and we will pay interest at a rate of 15% per annum on the average daily balance of the amount borrowed, and an administration fee of 1/2% of the face amount of each invoice financed. In addition, we paid a commitment fee of 1% of the commitment amount. The line of credit is secured by our accounts receivable. Eligible receivables are expected to yield actual borrowing capacity under the facility in the $500,000 to $900,000 range over the balance of the calender year. Borrowings are made against specific receivables and then repaid as the receivables are collected by the Company. As such, most borrowings are made and repaid within the same month. The Company had a balance of $0.9 million and $0.2 million outstanding under the facility at September 30, 2000 and October 31, 2000, respectively. In connection with the credit agreement, we issued a warrant to Pacific Business Funding to purchase up to 85,715 shares of our Class A common stock at $1.75 per share, which is the average closing price of our Class A common stock on the Nasdaq National Market, for the five trading days prior to Pacific Business Funding's credit commitment. The value of the warrants, determined at date of issuance using the Black-Scholes Model, was $149,000 and is classified as a loan fee in other current assets on the balance sheet. The balance is being amortized to interest expense over the one-year term of the line of credit. The unamortized balance at September 30, 2000 was $102,000.

        On June 23, 2000, our wholly owned subsidiary, ReSource/Phoenix, Inc. entered into a senior loan and security agreement with Lease Management Associates, Inc., or LMA, an affiliate of Gus Constantin, our Chairman, Chief Executive Officer and majority stockholder, for a loan in the amount of $3,000,000. The full amount of the loan was drawn down by the Company on June 23, 2000. During the term of the loan, we will

                               RESOURCEPHOENIX.COM
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

make thirty-six monthly payments of $90,000 and a final payment of $600,000. ReSource/Phoenix, Inc. granted LMA a security interest in specific equipment, machinery, furniture and fixtures. The interest rate on the loan is approximately 15% per annum. We issued a guaranty to LMA in connection with the loan to our wholly owned subsidiary. In addition, we issued a warrant to LMA to purchase up to 150,000 shares of our Class A common stock at $2.07 per share. The value of the warrants, determined at date of issuance using the Black-Scholes Model, was $187,000 and is classified as a discount to the note payable on the balance sheet. The balance is being amortized to interest expense over the three-year term of the note. The unamortized balance at September 30, 2000 was $170,000.

        On August 31, 2000, our wholly owned subsidiary, ReSource/Phoenix, Inc. entered into a senior loan and security agreement with LMA for an additional credit line facility of $7,000,000. $4,000,000 was drawn under the facility at September 30, 2000 leaving $3,000,000 of available credit. Amounts borrowed under the facility earn interest at 12% per annum with the principal due in 60 months. We issued a guaranty to LMA in connection with the loan to our wholly owned subsidiary. In addition, we issued a warrant to LMA to purchase up to 1,050,000 shares of our Class A common stock at $1.92 per share. The value of the warrants, determined at date of issuance using the Black-Scholes Model, was $1,737,000 and is classified as a loan fee on the balance sheet. The balance is being amortized to interest expense over the five-year term of the note. The unamortized balance at September 30, 2000 was $1,716,000.

NOTE 8. WARRANTS ISSUED IN CONNECTION WITH A SERVICE AGREEMENT

        In addition to the warrants issued in connection with equity and debt financing, we issued 200,000 warrants on July 6, 2000 to Continental Capital & Equity Corporation exercisable in increments as follows:


        50,000 warrants at $2.50
        50,000 warrants at $3.50
        50,000 warrants at $4.50
        50,000 warrants at $5.50


        The value of the warrants, determined at date of issuance using the Black-Scholes Model, was $197,000 and is classified as a prepaid expense on the balance sheet. The balance is being amortized to general and administrative expense over the one-year term of the agreement. The agreement requires certain performance standards to be met in January 2001. Until that date, the warrants are revalued at each reporting date to reflect changes in the stock price and bond rate, with the amortization expense adjusted accordingly. The valuation of the warrants at September 30, 2000 is $217,000 with an unamortized balance of $163,000 reflected in the balance sheet.

                ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RECENT DEVELOPMENTS

        The Company has received notification from Nasdaq that it no longer meets the minimum net tangible assets requirement for continued listing on The Nasdaq National Market. The company has informed Nasdaq that it does not expect to be able to demonstrate its ability to achieve compliance with the requirements for continued listing on The Nasdaq National Market going forward. As a result, we expect that we will be delisted from The Nasdaq National Market within approximately the next 10 days. The Company does not plan to appeal the delisting on The Nasdaq National Market and is not currently eligible for listing on The Nasdaq SmallCap Market. Nasdaq has informed us that we may be eligible for trading on the OTC Bulletin Board sponsored by Nasdaq, and we will seek to have our Class A common stock traded on the OTC Bulletin Board. However, there is no assurance that existing market makers or any other broker-dealers would continue to make a market in the company's Class A common stock on the OTC Bulletin Board.

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

        At the time of our formation, we provided information technology, accounting, finance and transaction processing services to entities affiliated with Phoenix Leasing which had at that time total combined assets of more than $200 million. We currently provide services to two clients affiliated with Phoenix Leasing.

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

        Contract service revenue. We derive contract service revenue primarily from monthly fees to provide monthly information technology, accounting, finance and transaction processing for services related to Financial Outsourcing and S.T.A.R. Prior to January 1, 2000, implementation fees were recognized when the work was completed on a percentage of completion basis. As of January 1, 2000, fees for these services are deferred and amortized over the estimated contract service period, which is estimated to be three years. The method of recognizing implementation fees was changed in response to the Security and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." The effect is reported as a change in accounting principle in accordance with Accounting Principles Board Opinion ("APB") No. 20, "Accounting Changes."

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

        Components of costs and expenses. Cost of providing services includes salaries and benefits for personnel in our data center, Financial Outsourcing and S.T.A.R. operations groups; fees paid to outside service providers, other than implementation service providers; and other miscellaneous operating costs. Cost of providing software revenue includes salaries and benefits for personnel in our M.A.R.S. technical support and installation groups and costs related to consulting, training and updates. General and administrative expenses include salaries and benefits for management personnel, fees paid to outside service providers for corporate-related services, and other overhead expenses. Research and development expenses include salaries and benefits for personnel engaged in M.A.R.S. development, consulting fees paid to outside service providers engaged in M.A.R.S. development, miscellaneous costs associated with M.A.R.S. development, and similar types of expenses engaged in application development efforts related to our Financial Outsourcing service. Client acquisition expense primarily includes salaries, benefits and commissions paid to our sales and marketing and implementation personnel, travel expenses of our sales and marketing and implementation personnel, certain advertising expenses, and fees paid to implementation consultants.

        Stock-related compensation expense. As a result of stock options granted in 1999, we recognized stock-related compensation expense of $5.3 million in the first six months of 1999, $2.9 million of which was recognized in the second quarter of 1999.

        Revenue and operating expense trends. On April 14, 2000, we announced that our revenue growth would be less than previously anticipated due to business conditions and the impact of the adoption of SAB 101. Factors acting to slow future revenue growth from levels previously anticipated include, among other things, an expected reduction in fees from affiliate companies due to reduced operations and the closure of one of the affiliates; delays in the selling cycle, due in part to concerns over the Company's financial viability going forward; planned strategic reductions in client acquisition expenditures; and the adoption of SAB 101, which defers revenue that would otherwise have been reported during the current year. Concerns regarding our financial viability continue to impede the selling process and, as such, will slow our growth.

        In response to anticipated slower sales growth we initiated several steps in late April to reduce our operating cost structure. Those steps included, among other things, staff reductions, primarily in the areas of general and administrative and client acquisition expenses, and reduced spending in certain support and product development areas. Those steps, together with a slower pace of staff additions in the client services areas, did reduce the Company's cash operating requirements late in the second quarter and in the third quarter. Despite these steps, we continue to incur losses and negative cash flow.

        In early October, the price of our Class A common stock fell below $1.00 per share, which prevents us from being able to draw down under the financing arrangement with Torneaux Ltd. We will not be able to satisfy the draw down conditions in the future, and thus we will not be able to raise funds through the Torneaux facility. As a result, we have taken further steps to cut operating costs. These steps included, among other things, additional staff reduction on November 3, 2000 and the decision to close our Alameda operating facility and sales offices. A fourth quarter charge of approximately $1.0 million is expected as a result of these steps. Additional charges may be required as we examine the carrying value of certain assets. The Company is continuing to evaluate possible strategic alternatives including further consolidation in an effort to reach cash breakeven or the sale of the Company. There can be no assurance that the Company will be able to reach cash breakeven operations or find a buyer prior to running out of operating funds.

RECENT DEVELOPMENTS REGARDING DEBT FINANCINGS

        On August 31, 2000, our wholly owned subsidiary, ReSource/Phoenix, Inc., entered into a senior loan and security agreement with LMA for an additional credit line facility of $7,000,000. $4,000,000 was drawn under the facility at September 30, 2000 leaving $3,000,000 of available credit. Amounts borrowed under the facility earn interest at 12% per annum with the principal due in 60 months. We issued a guaranty to LMA in connection with the loan to our wholly owned subsidiary. In addition, we issued a warrant to LMA to purchase up to 1,050,000 shares of our Class A common stock at $1.92 per share.

CONSOLIDATED RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain items reflected in our consolidated statements of operations expressed as a percentage of revenue and the percentage change in the underlying values from period to period.


                                                  THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                     SEPTEMBER 30,                          SEPTEMBER 30,
                                                 ---------------------                  ---------------------
                                                   2000         1999                      2000         1999
                                                 --------     --------                  --------     --------
                                                   % OF         % OF       PERCENT        % OF         % OF       PERCENT
                                                 REVENUE      REVENUE       CHANGE      REVENUE      REVENUE       CHANGE
                                                 --------     --------     --------     --------     --------     --------
Consolidated Statements of Operations Data:

Revenue:
   Contract service revenue ...................      64.5%        41.3%       119.5%        56.7%        41.6%        90.2%
   Contract service revenue -- affiliate ......      25.5         34.6          3.6         30.9         26.5         62.9
   Software revenue                                  10.0         24.1        (42.0)        12.4         31.9        (45.5)
                                                 --------     --------     --------     --------     --------     --------

        Total Revenue .........................     100.0        100.0         40.4        100.0        100.0         39.7

Operating expenses:
   Cost of providing services .................     100.9         61.7       (130.0)       111.0         59.1       (161.9)
   Cost of providing software revenue .........       6.1         10.0         14.3          9.0          9.8        (28.1)
   General and administrative .................      68.6         63.6        (51.4)        80.5         38.2       (194.7)
   Research and development ...................       8.0         44.2         74.7         22.8         36.7         13.3
   Client acquisition costs ...................      79.5         59.9        (86.3)        91.9         38.2       (235.9)
   Depreciation and amortization ..............      20.9         10.9       (170.5)        21.6          7.4       (306.7)
   Stock-related compensation .................        --       (144.4)       100.0           --         30.2        100.0
                                                 --------     --------     --------     --------     --------     --------

        Total operating expenses ..............     284.0        105.9       (276.6)       336.6        219.6       (114.1)

Loss from operations ..........................    (184.0)        (5.9)    (4,288.2)      (236.6)      (119.6)      (176.3)

        Other income/(expense) ................      (5.2)        (1.2)      (525.9)        (1.2)        (0.2)       290.9
                                                 --------     --------     --------     --------     --------     --------

Net loss before change in accounting
principle .....................................    (189.2)        (7.1)    (4,814.2)        (6.4)      (119.8)      (175.7)
                                                 --------     --------     --------     --------     --------     --------

Cumulative effect on prior years ..............        --           --           --         (1.4)          --       (100.0)

Net loss ......................................    (189.2)%       (7.1)%   (3,665.0)%     (237.8)%     (119.8)%     (177.3)%
                                                 ========     ========     ========     ========     ========     ========


THIRD QUARTER COMPARISON FOR 2000 AND 1999

        Revenue. Total revenue increased 40.4% or $934,000 for the three months ended September 30, 2000 when compared with the same periods in 1999. The increase was a result of growth in our Financial Outsourcing service offering, for both affiliate and non-affiliate clients, partially offset by a decrease in revenue from our software product.

        Contract service revenue. Contract service revenue increased 119.5% or $1.1 million for the quarter ended September 30, 2000 when compared with the same period in 1999. The growth was primarily due to an increase in our Financial Outsourcing business of $1.0 million. The higher revenue from Financial Outsourcing was due to the net addition of 29 new clients between September 30, 1999 and September 30, 2000. Revenue from our S.T.A.R. service was $0.1 million higher compared to the prior year, due primarily from increased activity for existing clients.

        Contract service revenue -- affiliate. Contract service revenue from affiliates increased 3.6% or approximately $30,000 for the three months ended September 30, 2000 compared with the same period in 1999. The increase in contract service revenue from affiliates was due to a change in August 1999 from a fee based on allocated cost to a fee schedule that was reflective of market rates for the services provided, partially offset by a decline in the number of affiliate companies being serviced by the Company.

        Software revenue. Software revenue decreased 42.0% or $0.2 million for the quarter ended September 30, 2000 when compared with the same period in 1999. Revenue in the current period was derived from the sale of additional licenses and services to existing clients, rather than the addition of new clients, and higher maintenance revenue.

        Cost of providing services. Cost of providing services increased 130.0% or $1.9 million for the three months ended September 30, 2000 compared with the same period in 1999. The increase was primarily due to the increase in full time and contract personnel and related expenses to our operations and data center groups since the third quarter of 1999. The increase in personnel was in support of client additions and to prepare for anticipated growth in clients for our Financial Outsourcing product offerings. Increased labor, labor-related benefit, and contract labor expenses accounted for $1.3 million or 68% of the total increase in our cost of providing services for the three months ended September 30, 2000, when compared with the same period in 1999.

        Cost of providing software revenue. Cost of providing software revenue decreased 14.3% or approximately $33,000 for the three months ended September 30, 2000 when compared with the same period in 1999. The decrease was due primarily to cost reductions reflecting the absence of new M.A.R.S. sales.

        General and administrative expenses. General and administrative expenses increased 51.4% or $0.8 million in the third quarter of 2000 compared with the same period in 1999. The increase was primarily due to the hiring of additional management and administrative personnel to support our actual and anticipated growth.

        Research and development expenses. Research and development expenses decreased 74.7% or $0.8 million for the three months ended September 30, 2000 when compared with the same period of fiscal 1999. The decrease primarily reflects the cost reduction efforts begun during the Company's second quarter. The Company capitalized approximately $0.1 million in development expenses during the third quarter just ended related to a new version of the M.A.R.S. software released during the third quarter, and certain application development work related to financial outsourcing products.

        Client acquisition expenses. Client acquisition expenses increased 86.3% or $1.2 million in the quarter ended September 30, 2000 compared with the same period in fiscal 1999. The increase was due largely to incremental salary and benefits expense of $1.0 million associated with hiring additional sales and implementation personnel as well as consultants utilized to augment internal implementation staff. Increased sales support costs, including the opening of regional sales offices, together with higher advertising and promotional expenses also contributed to higher costs in third quarter 2000 compared to the same period in 1999.

NINE MONTH COMPARISON FOR YEARS 2000 AND 1999

        Revenue. Total revenue increased 39.7% or $2.6 million for the nine months ended September 30, 2000 when compared with the same period in 1999. The increase was primarily due to growth in our Financial Outsourcing service for both affiliate and non-affiliate clients offset by a decrease in revenues from our software product.

        Contract service revenue. Contract service revenue increased 90.2% or $2.4 million for the nine months ended September 30, 2000 when compared with the same period of fiscal 1999. Revenue from our Financial Outsourcing service contributed $2.1 million of the increase with the balance coming from growth in our S.T.A.R. offering. The higher revenue from Financial Outsourcing was due primarily to client additions and, to a lesser extent, increased fees from existing clients.

        Contract service revenue -- affiliate. Contract service revenue from affiliates increased 62.9% or $1.0 million for the nine months ended September 30, 2000 compared with the same period in 1999. The increase in contract service revenue from affiliates was primarily due to a change in August 1999 from a fee based on allocated cost to a fee schedule that was reflective of market rates for the services provided.

        Software revenue. Software revenue decreased 45.5% or $0.9 million for the nine months ended September 30, 2000 when compared with the same period in 1999. The decrease was primarily due to the installation and acceptance in September 1999 for some clients who had been in beta testing of our current M.A.R.S. product released in March 1999. Revenue for the first nine months of 2000 was primarily related to the sale of additional licenses to existing clients, rather than the addition of new clients, and higher maintenance revenue.

        Cost of providing services. Cost of providing services increased 161.9% or $6.2 million in the nine months ended September 30, 2000 when compared with the same period in 1999. The increase was primarily due to the increase in full time and contract personnel and related expenses to our operations and data center groups since the third quarter of 1999. Increased labor, labor-related benefit and contract labor expenses accounted for $4.5 million or 73% of the increase in our cost of providing services compared with the same period in 1999. Expenses for general office expenses, travel and software maintenance costs contributed most of the balance of the increase in cost over the prior year.

        Cost of providing software revenue. Cost of providing software revenue increased 28.1% or $0.2 million for the nine months ended September 30, 2000 when compared with the same period in 1999. The increase was due to the increase in M.A.R.S. clients from 9 as of September 30, 1999 to 10 at the end of the third quarter of fiscal 2000 and to increased maintenance costs related to the client base.

        General and administrative expenses. General and administrative expenses increased 194.7% or $4.8 million for the nine months ended September 2000 compared with the same period in 1999. The increase was primarily due to the hiring of additional management and administrative personnel to support our anticipated growth. Included in the increase in expenses is a one time charge of approximately $800,000 associated with the cost reduction program initiated during the second quarter. Excluding those charges, the increase in general and administrative expenses was $4.0 million for the nine months ended September 30, 2000 compared with the same period in fiscal 1999.

        Research and development expenses. Research and development expenses decreased 13.3% or $0.3 million for the nine months ended September 30, 2000 when compared with the same period of fiscal 1999. The decrease reflects slightly higher salary, related benefits and contract service costs for individuals hired to develop enhancements and new features to our M.A.R.S. software product and conduct application development work for our Financial Outsourcing services, offset by approximately $0.3 million of capitalized costs. There were no capitalized development costs in 1999.

        Client acquisition expenses. Client acquisition expenses increased 235.9% or $5.8 million for the nine months ended September 30, 2000 compared with the same period in fiscal 1999. The increase was due largely to incremental salary and benefits expense of $4.1 million resulting from hiring additional sales and implementation personnel as well as consultants utilized to augment internal implementation staff. Other sales support costs, including higher advertising and promotional expenses, together with the opening of regional sales offices, also contributed to the higher costs incurred in 2000 compared to the same period in 1999.

        Stock-related compensation expense. As a result of stock options granted in 1999, we recognized stock-related compensation credit of $3.3 million and an expense of $2.0 million in the three and nine months ended September 30, 1999. We had no stock-related compensation expense in the first nine months of 2000.

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

        We believe that we have sufficient capital to continue our operations through December 31, 2000. At September 30, 2000, we had approximately $5.1 million of cash and cash equivalents. Net cash used in operating activities in the first nine months of 2000 and 1999 was $16.4 million and $0.6 million, respectively. The increase in cash used in operating activities in 2000 compared to 1999 was primarily the result of higher net losses.

        Net cash used in investing activities in first nine months of 2000 and 1999 was $2.8 million and $2.4 million, respectively. The net cash used in investing activities resulted primarily from capital expenditures for data processing equipment, software, leasehold improvements and furniture and fixtures.

        Net cash provided by financing activities in the first nine months of 2000 and 1999 was $8.5 million and $2.6 million, respectively. Net cash provided by financing activities in 2000 resulted from proceeds from borrowings under the Company's credit arrangements, $7.8 million; and the purchase of shares under the stock purchase agreement with Torneaux Ltd., $0.3 million (less amortized offering costs of $0.3 million) and certain employee benefit plans, $0.4 million. Net cash provided by financing activities in 1999 was due to capital contributions from our then sole stockholder. On June 7, 2000, we entered into a line of credit, in the form of a factoring arrangement, for up to $2,000,000 with Pacific Business Funding, a division of Cupertino National Bank. Pursuant to the credit agreement, we may borrow up to 80% against all eligible receivables due within 90 days, and we will pay interest at a rate of 15% per annum on the average daily balance of the amount borrowed, and an administration fee of 1/2% of the face amount of each invoice financed. In addition, we paid a commitment fee of 1% of the commitment amount. The line of credit is secured by our accounts receivable. Eligible receivables are expected to yield actual borrowing capacity under the facility in the $500,000 to $900,000 range over the balance of the calendar year. Borrowings are made against specific receivables and then repaid as the receivables are collected by the Company. As such, most borrowings are made and repaid within the same month. The Company had a balance of $0.9 million and $0.2 million outstanding under the facility at September 30, 2000 and October 31, 2000, respectively. In connection with the credit agreement, we issued a warrant to Pacific Business Funding to purchase up to 85,715 shares of our Class A common stock at $1.75 per share, which is the average closing price of our Class A common stock on the Nasdaq National Market, for the five trading days prior to Pacific Business Funding's credit commitment.

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

        On August 31, 2000, our wholly owned subsidiary, ReSource/Phoenix, Inc. entered into a senior loan and security agreement with LMA for an additional credit line facility of $7,000,000. $4,000,000 was drawn under the facility at September 30, 2000 leaving $3,000,000 of available credit. Amounts borrowed under the facility earn interest at 12% per annum with the principal due in 60 months. We issued a guaranty to LMA in connection with the loan to our wholly owned subsidiary. In addition, we issued a warrant to LMA to purchase up to 1,050,000 shares of our Class A common stock at $1.92 per share.

        In early October, the price of the Company's Class A common stock fell below $1.00 per share. This makes it unlikely the Company will realize significant equity financing from the agreement with Torneaux. As a result, the Company has taken further steps to cut operating costs. Those steps included, among other things, additional staff reduction on November 3, 2000 and the decision to close its Alameda operating facility and sales offices. A fourth quarter charge of approximately $1.0 million is expected as a result of these steps. Additional charges may be required as the Company examines the carrying value of certain assets. The Company is continuing to evaluate possible strategic alternatives including further consolidation in an effort to reach cash breakeven or the sale of the Company. There can be no assurance that the Company will be able to reach cash breakeven operations or find a buyer prior to running out of operating funds.

        The Company has received notification from Nasdaq that it no longer meets the minimum net tangible assets requirement for continued listing on The Nasdaq National Market. The Company has informed Nasdaq that it does not expect to be able to demonstrate its ability to achieve compliance with the requirements for continued listing on The Nasdaq National Market going forward. As a result, we expect that we will be delisted from The Nasdaq National Market within approximately the next 10 days. The Company does not plan to appeal the delisting on The Nasdaq National Market and is not currently eligible for listing on The Nasdaq SmallCap Market. Nasdaq has informed us that we may be eligible for trading on the OTC Bulletin Board sponsored by Nasdaq, and we will seek to have our Class A common stock traded on the OTC Bulletin Board. However, there is no assurance that existing market makers or any other broker-dealers would continue to make a market in the company's Class A common stock on the OTC Bulletin Board.

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

RISK FACTORS

WE DO NOT SATISFY THE CONDITIONS TO DRAW DOWN UNDER OUR FINANCING ARRANGEMENT WITH TORNEAUX LTD., AND WE MAY NOT BE ABLE TO CONTINUE OPERATING OUR BUSINESS IF WE DO NOT OBTAIN ALTERNATIVE FUNDING.

        Our business has not generated sufficient cash flow to fund our operations without requiring external sources of capital, and we expect to continue to have significant net cash outflow. As of September 30, 2000, we had working capital of $(1.0) million. On June 6, 2000, we entered into the common stock purchase agreement with Torneaux Ltd. Our ability to raise funds through the agreement is subject to the satisfaction of certain conditions at the time of each sale of Class A common stock to Torneaux. Presently, we are unable to sell our Class A common stock to Torneaux Ltd. because we do not satisfy certain conditions, and we will not be able to satisfy these conditions in the future since the price of our Class A common stock is less than $1.00 per share and our Class A common stock is expected to be delisted from The Nasdaq National Market. We have been unable to secure additional funding, and such alternative funding may not be available, on favorable terms, if at all. If we do not have sufficient cash to continue operating our business, our shareholders could lose substantially all, if not all, of their investment in our Company.

WE MAY HAVE DIFFICULTY RAISING MONEY WE NEED FOR OUR OPERATIONS IN THE FUTURE.

        We will likely need to raise additional funds to continue our operations, and we have been unable to secure such funding. Outside sources may not provide us with money when we need it. If we cannot obtain money when we need it, we may need to further reduce our operations. In addition, even if we are able to find outside sources that will provide us with money when we need it, in order to raise this money we may be required to issue securities with better rights than the rights of our Class A common stock or we may be required to take other actions which lessen the value of our current Class A common stock, including borrowing money on terms that are not favorable to us.

OUR CLASS A COMMON STOCK WILL LIKELY BE DELISTED FROM THE NASDAQ NATIONAL
MARKET.

        The Company has received notification from Nasdaq that it no longer meets the minimum net tangible assets requirement for continued listing on The Nasdaq National Market. The Company has informed Nasdaq that it does not expect to be able to demonstrate its ability to achieve compliance with the requirements for continued listing on The Nasdaq National Market going forward. As a result, we expect that we will be delisted from The Nasdaq National Market within approximately the next 10 days. The Company does not plan to appeal the delisting on The Nasdaq National Market and is not currently eligible for listing on The Nasdaq SmallCap Market. Nasdaq has informed us that we may be eligible for trading on the OTC Bulletin Board sponsored by Nasdaq, and we will seek to have our Class A common stock traded on the OTC Bulletin Board. However, there is no assurance that existing market makers or any other broker-dealers would continue to make a market in the company's Class A common stock on the OTC Bulletin Board. Among other things, our company could receive less media coverage and have fewer security analysts. The liquidity of our Class A common stock will likely be significantly impaired and the price of our Class A common stock may be significantly adversely effected.

        If our Class A common stock is delisted as we expect, then trading in our Class A common stock will be subject to rules under the Securities Exchange Act of 1934 that require additional disclosure by broker-dealers in connection with any trades involving a stock defined as "penny stock." In general, a penny stock is an equity security that is not listed on a national exchange and has a market price of less than $5.00 per share, subject to some exceptions. Prior to any transaction in a penny stock, the rules require the delivery of a disclosure schedule explaining the penny stock market and associated risks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. For these transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock. In addition, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. This information must be provided to the customer orally or in writing prior to the transaction and in writing before or with the customer's confirmation. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed on broker-dealers by these requirements may discourage them from effecting transactions in our Class A common stock, which could severely limit the liquidity of our Class A common stock and the ability of purchasers in this offering to sell our Class A common stock in the secondary market.

IF OUR CORPORATE RESTRUCTURING IS UNSUCCESSFUL, WE WILL CONTINUE TO INCUR LOSSES AND EXPERIENCE NEGATIVE CASH FLOW.

        On October 25, 2000, we announced a corporate restructuring that involves an initial workforce reduction of approximately 22 employees, or approximately 10%, directed at establishing a more streamlined organization. In connection with the restructuring, we plan to consolidate operations into our San Rafael headquarters, closing our Alameda, California office. We plan to offer to support our new and existing customers at the level they choose to be supported. The goal of the restructuring is to align expenses more closely with current revenues. Factors that could impact our ability to achieve breakeven or profitability include, but are not limited to, the timely and efficient implementation of the restructuring, the actual effect of the restructuring on the company's expenses, the company's capital needs, fluctuations in the company's revenue and expenses, the company's ability to retain and support its customers and the company's ability to retain the continued services of employees otherwise unaffected by the restructuring. If our corporate restructuring does not result in cash breakeven, then we will need to raise additional funds and such funding may not be available.

        In additional, if our corporate restructuring is unsuccessful, we will continue to incur losses and experience negative cash flow. We reported net loss from operations of $44.6 million for the period from January 1, 1997, the date on which we began operations as a separate Company, through September 30, 2000, and reported net cash used in operating and investing activities of $39.1 million for the same period. Further developing our business and expanding our network may require significant capital. We may not be able to obtain additional capital on terms favorable to us or at all.

        Our ability to achieve and maintain profitability is highly dependent upon the successful commercialization of our Financial Outsourcing services and the success of our restructuring. We may not ever be able to successfully commercialize our products or achieve profitability.

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

        We cannot assure you that the conditions that raise substantial doubt about our ability to continue as a going concern will not persist. As a result, we cannot assure you that Arthur Andersen's report on our future financial statements will not include a similar modification. This situation perpetuates concerns about our ability to fulfill our contractual obligations, as well as adversely affects our relationships with third parties and impairs our ability to complete future financings. Each of the foregoing could significantly damage our business.

OUR STOCK PRICE COULD FLUCTUATE DRAMATICALLY BECAUSE OF FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS. THIS COULD RESULT IN SUBSTANTIAL LOSSES TO INVESTORS.

        Period-to-period comparisons of our operating results may not be a good indication of our future performance. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts or investors. In that event, our stock price would likely fall significantly. For example, on April 14, 2000, we announced that we expected our revenue to grow more slowly than previously expected. We also announced on that date that we would adopt a recently introduced accounting policy, the effect of which would be, among other things, to reduce our reported revenue for 2000. Following these announcements, the trading price of our Class A common stock immediately fell dramatically. The price of our Class A common stock has continued to fall, and the closing price of our Class A common stock was $0.25 on November 7, 2000. Any significant decrease in the trading price of a Company's stock can prompt shareholders and securities class action attorneys to file lawsuits against the Company and those who control the Company, regardless of the merits of such lawsuits. Any such lawsuits, regardless of the outcome, can significantly distract management, cause the Company to incur significant defense costs and impair the Company's reputation, all of which could materially and adversely affect the Company's stock price.

        As a result of the evolving nature of the markets in which we compete, we may have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations or cause our operating results to fluctuate, including:

        - the announcement or introduction of new or enhanced products or services by our competitors;

        -       pricing changes by us or our competitors;

        - the timing and frequency of new client engagements or cancellations; and

        -       sales cycle fluctuations.

        We must implement our services for any new clients in a timely and cost-effective manner. To the extent that we are unable to staff client implementations using internal staff, we will need to delay our client implementations or hire outside software and systems integration consultants, whose services generally are much more costly. If we delay implementation for any client, we may not meet the expectations of that client, which could damage our relationship with that client. A delay in implementation would also postpone our recognition of revenues from that client, perhaps into a subsequent financial reporting period, which could cause us not to meet analyst or investor expectations for that period. If we hire outside software and systems integration consultants, our operating expenses will increase and our operating results will be harmed.

        Stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our Class A common stock. The market prices of the securities of Internet-related and technology-related companies have been especially volatile. The closing price of our Class A common stock, for example, has fluctuated between $0.23 and $25.37 since our initial public offering in October 1999 through November 10, 2000. In addition, if our performance in a given quarter or our expected future performance falls below the expectations of securities analysts or investors, the price of our Class A common stock will likely fall significantly, as it did in April 2000.

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

        Our business model depends on the adoption of Internet-based software applications and business process outsourcing solutions by commercial users. Our business would suffer dramatically if these solutions are not accepted or not perceived to be effective. The market for Internet services, virtual private networks and widely distributed Internet-enabled packaged application software has only recently begun to develop. The growth of Internet-based business process outsourcing solutions could also be limited by:

        -       concerns over transaction security and user privacy;

        -       inadequate network infrastructure for the entire Internet; and

        -       inconsistent performance of the Internet.

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

        Our Financial Outsourcing service is targeted at early stage and middle market companies, which may be more likely to be acquired or to cease operations than other companies. As a result, our client base may be more volatile than the client bases of companies whose client bases consist of more established companies. From our inception through the end of 1999, we lost five unaffiliated clients, for many reasons including acquisition and the client's financial instability. In the nine months ended September 30, 2000, we lost six clients. If we experience greater than expected client turnover, either because our clients are acquired, cease operations or for any other reason, our business, financial condition and operating results could be seriously harmed.

OUR CONTINUED OPERATIONS AND GROWTH WILL BE LIMITED IF WE ARE UNABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL.

        We must continue to retain and attract qualified information technology, accounting, finance and transaction processing professionals in order to perform services for our existing and future clients. Our current financial condition has made retaining our employees more difficult. The personnel capable of filling these positions are in great demand and recruiting and training them requires substantial resources. We may not be able to retain or hire the necessary personnel to implement our business strategy, or we may need to pay higher compensation for employees than we currently expect. We cannot assure you that we will succeed in retaining and attracting the personnel we need to continue our operations and grow our business.

OUR CURRENT AND HISTORICAL FINANCIAL INFORMATION MAY NOT BE COMPARABLE TO OUR FUTURE FINANCIAL RESULTS.

        Our historical revenues were derived primarily from services that we do not expect to be the focus of our business in the future. We introduced our S.T.A.R. services and our original Financial Outsourcing service in 1993. Our Web-enabled Financial Outsourcing service and our hosted M.A.R.S. service were introduced in November 1998 and August 1999, respectively. For the years 1998, 1999 and the nine months ended September 30, 2000, we derived approximately 67%, 50% and 19%, respectively, of total revenue from our S.T.A.R. services. For the years 1998, 1999 and the nine months ended September 30, 2000, we derived approximately 1%, 25% and 12%, respectively, of total revenue from the sale of software, including license fees and related services. Because our historical revenues were derived from a different type of service than the services that we plan to emphasize in the future, our historical financial results may not be comparable to our future financial results. In addition, our M.A.R.S. and S.T.A.R. services are marketed to specialized financial services clients. Our Financial Outsourcing services are marketed to a broader, less specialized market than either of our M.A.R.S. or S.T.A.R. services. We may be unsuccessful in our efforts to market to this target market.

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

        Our results of operations and our business depend on our relationships with a limited number of large clients. As a result, the loss of a single client may seriously harm our operating results. Set forth below is the percentage of revenues during the nine months ended September 30, 2000 and the years ended December 31, 1999 and 1998 for each of our clients that accounted for more than 10% of our revenues and for our ten largest clients combined:


                                          NINE MONTHS ENDED
                                           SEPTEMBER 30,    YEAR ENDED DECEMBER 31,
                                          ----------------  -----------------------
                                                2000          1999          1998
                                          ----------------  ---------   -----------
Phoenix Leasing (an affiliate)                   26%           24%           41%
GE Capital Aviation Services/PIMC                 7%            9%           20%
John Hancock Advisors                             2%           16%           --
Total of ten largest clients combined:           64%           77%           86%


        We cannot assure you that we will be able to maintain our current level of revenues derived from any of our clients or markets in the future. The termination of our business relationships with any of our significant clients or a material reduction in the use of our services by any of our significant clients could seriously harm our business and operating results. The company's continuing liquidity issues and current restructuring efforts could cause clients to seek other service providers.

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

     We also depend on the services of software and systems integration firms to help us establish service with new clients. If the services of these firms became unavailable for any reason, our services to new and existing clients could be delayed. In addition, we could be forced to pay higher rates for the services of these or substitute firms. If either of these events were to occur, our business, financial condition and operating results could be seriously harmed. The company's continuing liquidity issues have caused the company to pay certain vendors more slowly than it ordinarily would. If this condition continues indefinitely, key vendors could elect to withhold services to the company.

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

        We derived approximately 12.4% of our revenues from licensing our M.A.R.S. software product during the nine months ended September 30, 2000. Our clients rely on this software to perform critical business functions such as sales and expense tracking and fulfillment/inventory tracking. Because our clients depend on our M.A.R.S. software for their critical systems and business functions, any interruptions caused by unknown defects in our software could damage our reputation, cause our clients to initiate product liability suits against us, divert our research and development resources, cause us to lose revenue or delay market acceptance of any outsourced business service that is based on this software. Any of these things could harm our business. Our software may contain errors or defects, particularly when new versions or enhancements are released. We may not discover software defects that affect our current software or enhancements until after they are sold. Although we have not experienced any material software defects to date, any defects could cause our clients to experience severe system failures.

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

        Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. We cannot be sure that we will have the resources or expertise to compete successfully in the future. Our competitors may be able to:

        - more quickly develop and expand their network infrastructures and service offerings;

        - better adapt to new or emerging technologies and changing customer needs;

        - negotiate more favorable licensing agreements with software application vendors;

        - more successfully recruit qualified information technology, accounting, finance and transaction processing professionals;

        - negotiate more favorable services agreements with software and systems integrators;

        - devote greater resources to the marketing and sale of their services; and

        -       adopt more aggressive pricing policies.

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

WE RECENTLY BEGAN TO EXPAND VERY RAPIDLY AND MANAGING OUR GROWTH MAY BE
DIFFICULT.

        In mid-1999, we began to aggressively expand our operations. Although we terminated a number of employees and closed several offices beginning in April 2000 and we terminated additional employees and closed seven offices in November 2000, to the extent that our business grows both geographically and in terms of the number of products and services we offer, we must:

        -       expand, train and manage our employee base effectively;

        - enlarge our network and infrastructure to accommodate new clients;

        - expand our infrastructure and systems to accommodate the growth of our existing clients; and

        - improve our management, financial and information systems and controls.

        We must retain and recruit qualified information technology personnel, for which there is high demand and short supply. In addition, we must retain and recruit qualified accounting, finance and transaction processing personnel, which are also in high demand. During the second half of 1999, we opened eight new offices outside northern California. In April 2000, we closed five offices, including one office in California. We have little experience operating a multi-office business. In November 2000, we announced that we plan to consolidate our Alameda operations into our San Rafael headquarters.

        There will be additional demands on our operations group and sales, marketing and administrative resources if we increase our service offerings and expand our target markets. The strains imposed by these demands are magnified by the early stage nature of our operations. If we cannot manage our growth effectively, our business, financial condition or operating results could be seriously harmed.

WE DEPEND ON A LIMITED NUMBER OF KEY EXECUTIVES WHO WOULD BE DIFFICULT TO
REPLACE.

        Our success depends in significant part on the continued services of our senior management personnel. Our current financial condition has made retaining employees, including senior management, more difficult. On October 27, 2000, David Brunton, our Senior Vice President, Operations, resigned. Losing our key executives could seriously harm our business, financial condition and operating results. We cannot assure you that we will be able to retain our key executives or that we would be able to replace any of our key executives if we were to lose their services for any reason. If we had to replace any of our key executives, we would not be able to replace the significant amount of knowledge that many of our key executives have about us.

IF WE DO NOT EFFECTIVELY ADDRESS OUR MARKET, WE MAY NEVER REALIZE A RETURN ON THE INVESTMENTS WE HAVE MADE TO EXECUTE OUR STRATEGY.

        We have made substantial investments to pursue our strategy. These investments include:


        - developing relationships with particular software providers, including Oracle, BroadVision and Vitria;

        - investing to develop unique product features, including invoice reporting and imaging functions; and

        - developing implementation resources around specific applications.

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

GUS CONSTANTIN CAN EXERT SUBSTANTIAL CONTROL OVER OUR COMPANY.

        Gus Constantin, our founder, chairman and chief executive officer, owns all of the shares of our Class B common stock, each share of which entitles him to five votes on most stockholder actions. Mr. Constantin controls 89.7% of the combined voting power of both classes of our common stock. Holders of Class A common stock are entitled to one vote per share and in the aggregate have 10.3% of the combined voting power of both classes of our common stock. As a result of his stock ownership, Mr. Constantin can, without the approval of our public stockholders, take corporate actions that could conflict with the interests of our public stockholders, such as:


        -       amending our charter documents;

        -       approving or defeating mergers or takeover attempts;

        - determining the amount and timing of dividends paid to himself and to holders of Class A common stock;

        - changing the size and composition of our board of directors and committees of our board of directors; and

        - otherwise controlling management and operations and the outcome of most matters submitted for a stockholder vote.

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

STOCKHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION FROM OUR SALE OF SHARES TO TORNEAUX LTD. UNDER THE WARRANTS.

        The sale of our Class A common stock to Torneaux under the warrants would have a dilutive effect on our stockholders. On June 6, 2000, we issued warrants to Torneaux to purchase up to 1,800,000 shares of Class A common stock at exercise prices ranging from $2.50 to $7.00 per share. If Torneaux exercises the warrants, it would have a dilutive effect on our stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not hold derivative financial instruments, derivative commodity investments or other financial investments or engage in foreign currency hedging or other transactions that expose us to material market risk.

                          PART II -- OTHER INFORMATION

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At a Special Meeting of Shareholders held on September 29, 2000, the following proposals were adopted by the margins indicated:

        1. To approve an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number shares of Class A Common Stock of the Company from 27,800,000 to 37,800,000.

               Class A Common Stock
               --------------------
                      For                   3,448,080
                      Against               29,910
                      Abstain               520
                      Non-Vote              783,570

               Class B Common Stock
               --------------------
                      For                   7,172,000
                      Against               -0-
                      Abstain               -0-
                      Broker Non-Vote       -0-


        2. To approve the issuance and sale of up to 7,000,000 shares of Class A Common Stock to Torneaux Ltd. pursuant to a common stock purchase agreement, and the issuance and sale of up to 1,800,000 shares of Class A Common Stock pursuant to warrants granted to Torneaux Ltd.


               Class A Common Stock
               --------------------
                      For                   1,147,291
                      Against               26,984
                      Abstain               1,145
                      Broker Non-Vote       2,303,090
                      Non-Vote              783,570

               Class B Common Stock
               --------------------
                      For                   7,172,000
                      Against               -0-
                      Abstain               -0-
                      Broker Non-Vote       -0-

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.      Exhibits

                3.1     Amended & Restated Certificate of Incorporation of
                        Registrant.

                10.20   Senior Loan and Security Agreement, dated August 31,
                        2000, between ReSource/Phoenix, Inc. and Lease
                        Management Associates, Inc.

                10.21 Continuing Guaranty, dated August 31, 2000, executed by the Registrant in favor of Lease Management Associates, Inc.

                10.22 Class A Common Stock Warrant, issued September 8, 2000 by Registrant to Lease Management Associates, Inc.

                10.23   Retention Agreement, dated August 29, 2000, between
                        Registrant W. Corey West.

                10.24   Retention Agreement, dated August 29, 2000, between
                        Registrant and Greg Thornton.


        b.      Reports on Form 8-K

                None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              RESOURCEPHOENIX.COM
                                                  (Registrant)


     Date                          Title                       Signature
     ----                          -----                       ---------
November 14, 2000       President                        /S/ W. COREY WEST
------------------                                       --------------------
                        (Principal Executive Officer)    (W. Corey West)


November 14, 2000       Chief Financial Officer          /S/ GREG THORNTON
------------------                                       --------------------
                        (Principal Accounting Officer)   (Greg Thornton)