Form 10-Q/A
period 2000-09-30
RESOURCEPHOENIX COM
filed 2000-12-07
CIK 1092325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-Q/A


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                        Commission file number 000-27449

                               RESOURCEPHOENIX.COM
             (Exact name of registrant as specified in its charter)

            Delaware                                52-2190830
            --------                                ----------
     State of Jurisdiction               I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California                   94901-5527
----------------------------------------------                  ----------
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

                                 Yes [X] No [ ]

        The number of shares outstanding of the Registrant's Common Stock as of November 30, 2000 was 11,799,692.

        This Amendment No. 1 to Quarterly Report on Form 10-Q/A is being filed solely for the purpose of amending Part I, Item 1 in the Company's Quarterly Report of Form 10-Q for the period ended September 30, 2000, which was filed with the Securities and Exchange Commission on November 14, 2000 (the "September 30 10-Q") to correct typographical errors in the "Net cash used in operating activities for the nine months ended September 30, 2000" reported in the "Condensed Consolidated Statements of Cash Flows" and in footnote 6, "Financing Arrangements with Torneaux Ltd." contained therein. Item I "Financial Statements" set forth in the September 30, 10-Q is hereby deleted in its entirety and the following is substituted therefor.

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

                               RESOURCEPHOENIX.COM
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                       ---------------------------
                                                                          2000             1999
                                                                       ----------       ----------
OPERATING ACTIVITIES
   Net income (loss)                                                   $  (21,498)      $   (7,752)
   Loss on disposal of assets                                                 100               --
   Adjustments to reconcile  net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                          1,995              480
     Loan fee, discount and prepaid amortization related to                   139               --
     warrants
     Stock compensation expense                                                --            1,956
     Change in operating assets and liabilities:
        Accounts receivable, net                                             (370)            (391)
        Prepaid expenses and other assets                                    (136)            (240)
        Accounts payable and accrued liabilities                            1,539              545
        Deferred revenue                                                    1,806               65
        Other                                                                 411            4,691
                                                                       ----------       ----------
          Net cash used in operating activities                           (16,014)            (646)

INVESTING ACTIVITIES
   Purchase of equipment, furniture and fixtures                           (2,810)          (2,423)
                                                                       ----------       ----------
          Net cash used in investing activities                            (2,810)          (2,423)

FINANCING ACTIVITIES
   Proceeds from capital contributions from stockholder                        --            2,603
   Proceeds from sale of stock                                                771               --
   Offering costs                                                            (316)              --
   Bank credit facility, net                                                  958               --
   Notes payable -- affiliate                                               6,803               --
                                                                       ----------       ----------
          Net cash provided by financing activities                         8,216            2,603
                                                                       ----------       ----------

   Net decrease in cash and cash equivalents                              (10,649)            (466)

   Cash and cash equivalents, beginning of period                          15,780              503
                                                                       ----------       ----------

   Cash and cash equivalents, end of period                            $    5,131       $       37
                                                                       ==========       ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
   Issuance of warrants in connection with affiliate note payable      $    1,924              $--
   Issuance of warrants in connection with bank credit facility               149               --
   Issuance of warrants in connection with equity financing                 2,330               --
   Issuance of warrants in connection with a service provider                 197               --
   Contribution of fixed assets from affiliate                                 --            1,474
   Declaration of dividend                                                     --            1,000

SUPPLEMENTAL DISCLOSURE OF INTEREST PAID IN CASH                              102               --


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


NOTE 3. BASIC AND DILUTED NET LOSS PER SHARE

        Shares used in computing basic and diluted net loss per share are based on the weighted average shares outstanding in each period. Basic net loss per share excludes any dilutive effects of stock options and warrants. Diluted net loss per share includes the dilutive effect of the assumed exercise of stock options using the treasury stock method. However, the effect of 2,214,000

                               RESOURCEPHOENIX.COM
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

outstanding stock options and 3,361,000 outstanding warrants have been excluded from the calculation of diluted net loss per share as their inclusion would be antidilutive.

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

From time to time during the 14-month term we may make 12 monthly draw downs, by giving notice and requiring Torneaux to purchase shares of our Class A common stock, for the draw down amount. Torneaux's purchase price may fluctuate based upon the daily volume weighted average price over a 20 day trading period. Prior to each draw down, we will provide Torneaux with a notice that sets forth the number of shares of Class A common stock we will sell, the commencement date of the pricing period, and the threshold price, which is the lowest price per share at which we will issue new shares of Class A common stock. We may issue a draw down notice for up to $1,500,000 if the threshold price is equal to or exceeds $1.00, and an additional $500,000 for every $1.00 increase of the threshold price above $1.00 up to $21.00, for a maximum draw down amount of $11,500,000. If we set the threshold price between $1.00 and $10.00, then the purchase price to be paid by Torneaux is 94% of the daily volume weighted average price over the pricing period. If we set the threshold price between $10.00 and $21.00, then for each $1.50 increase in the threshold price above $10.00, the purchase price to be paid by Torneaux is increased by 0.10%. If the daily volume weighted average price on a given trading day is less than the threshold price set by us, then the amount that we can draw down will be reduced by 1/20 for that pricing period. In addition, if trading in our Class A common stock is suspended for more than three hours in any trading day, then the daily volume weighted average price for that trading day is deemed to be below the threshold price and, consequently, reduces the draw down amount by 1/20. We incurred cash expenses of approximately $516,000 in connection with our sale of shares to Torneaux, and these costs are being amortized based on dollars raised divided by total dollars estimated to be raised from the sale of shares to Torneaux. We completed our first draw down period on September 28, 2000 during which we raised $300,000 in exchange for 158,279 shares of our Class A common stock. We completed our second draw down during which we raised $225,000 in exchange for 207,333 shares in October 2000. Our ability to raise funds through the equity facility with Torneaux is subject to certain conditions at the time of each sale of our Class A common stock. In early October, the price of our Class A common stock fell below $1.00 per share, which prevents us from satisfying the conditions to draw down under the facility. We will not be able to satisfy these conditions in the future given our current stock price and the likely delisting of our Class A common stock from The Nasdaq National Market, discussed below.

        On June 6, 2000, we also issued warrants to Torneaux to purchase up to 1,800,000 shares of our Class A common stock at exercise prices ranging from $2.50 to $7.00 per share. Torneaux may exercise the warrants through June 5, 2003. The first warrant, Warrant A, is immediately exercisable for 125,000 shares of Class A common stock. Thereafter, Warrant A is exercisable in increments of 125,000 shares upon the sale of the 125,000 shares previously issued. 500,000 shares of Class A common stock are issuable to Torneaux at $2.50 per share upon the exercise of Warrant A. Once all of the shares issued upon exercise of Warrant A have been sold, then Warrant B may be exercised in increments of 125,000 shares upon the sale of the 125,000 shares previously issued. 500,000 warrant shares are issuable to Torneaux at $4.00 per share upon the exercise of Warrant B. After the Warrant B shares have been sold, then Torneaux may exercise Warrant C for up to 400,000 warrant shares at $6.00 per share. Warrant C may be exercised in increments of 100,000 shares upon the sale

                              RESOURCEPHOENIX.COM
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

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

                               RESOURCEPHOENIX.COM
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             RESOURCEPHOENIX.COM
                                                 (Registrant)


DATED:  December   , 2000                    BY:  /s/ Neal Divver
        -----------------                         ---------------------------
                                                  Neal Divver
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)